Form 10QSB
period 1999-09-30
DARLINGTON COUNTY BANCSHARES INC
filed 2000-03-30
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE  SECURITIES
 EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OT 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _______________.

                         FDIC Certificate Number 26588-8


                       DARLINGTON COUNTY BANCSHARES, INC.
             (Exact Name of Registrant as Specified in the Charter)


                   Incorporated in the State of South Carolina
                I.R.S. Employer Identification Number 57-0805621


                    202 Cashua Street, Darlington, S.C. 29532
                    (Address of Principal Executive Offices)


                                 (843) 395-1956
              (Registrant's Telephone Number, including Area Code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - $.01 Par Value
158,000 Shares Outstanding on September 30, 1999

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

                       DARLINGTON COUNTY BANCSHARES, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    (UNAUDITED)         (AUDITED)
                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                      1999                1998
                                                                   ----------         ----------

ASSETS
   Cash and due from banks                                    $           1,341   $           872
   Investment securities - held to maturity                               1,023               755
   Investment securities - available for sale                             5,196             4,422
   Other investments, at cost                                                50                50
   Federal funds sold                                                     1,710             7,270
   Loans                                                                 16,935            16,227
   Less allowance for loan losses                                          (227)             (280)
                                                                           ----              ----
       Loans - net                                                       16,708            15,947
   Premises and equipment - net                                             918               888
   Other assets                                                             451               428
                                                                            ---               ---
       Total assets                                             $        27,397   $        30,632
                                                                ===============   ===============

 LIABILITIES
   Deposits
     Demand deposits                                            $         4,794   $         5,531
     Savings and NOW accounts                                             9,988            12,395
     Time deposits $100,000 and over                                      1,864             1,781
     Other time deposits                                                  7,542             7,623
                                                                          -----             -----
       Total deposits                                                    24,188            27,330
   Other liabilities                                                         79               194
                                                                             --               ---
       Total liabilities                                                 24,267            27,524
                                                                         ------            ------

STOCKHOLDERS' EQUITY
   Common stock - $.01 par value 1,000,000 shares
     authorized; 158,000 shares outstanding at
     September 30, 1999; $5.00 par value authorized,
     issued and outstanding 158,000 shares at
     December 31, 1998.                                                       2              790
   Capital surplus                                                        1,618              830
   Undivided profits                                                      1,664            1,477
   Accumulated other comprehensive income (loss)                           (154)              11
                                                                           ----               --
       Total stockholders' equity                                         3,130            3,108
                                                                          -----            -----
       Total liabilities and stockholders' equity               $        27,397  $        30,632
                                                                ===============  ===============

           See notes to unaudited financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.
                              STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                           1999        1998          1999         1998

INTEREST INCOME
   Loans, including fees                                             $       349  $        396   $     1,093  $     1,164
   Investment securities
     U. S. Government Agencies                                                80            55           236          154
     Municipal securities                                                     11            12            35           30
     Other equity securities                                                   -             -             3            2
   Federal funds sold and securities purchased
     under agreements to resell                                               27            52           119          147
                                                                              --            --           ---          ---
       Total interest income                                                 467           515         1,486        1,497
                                                                             ---           ---         -----        -----
INTEREST EXPENSE
   Time deposits $100,000 and over                                            88            21           122           47
   Other deposits                                                             73           169           381          501
                                                                              --           ---           ---          ---
       Total interest expense                                                161           190           503          548
                                                                             ---           ---           ---          ---
NET INTEREST INCOME                                                          306           325           983          949

PROVISION FOR LOAN LOSSES                                                      -           (15)            -          (45)
                                                                                           ---                        ---
       Net interest income after provision for loan losses                   306           310           983          904
                                                                             ---           ---           ---          ---
NONINTEREST INCOME
   Service charges on deposit accounts                                        75            53           192          170
   Other service charges, commissions and fees                                 8             8            18           18
                                                                               -             -            --           --
       Total noninterest income                                               83            61           210          188
                                                                              --            --           ---          ---
NONINTEREST EXPENSES
   Salaries and employee benefits                                            119           110           358          325
   Net occupancy                                                              19            14            49           39
   Furniture and equipment                                                    17            17            53           46
   Other                                                                      92             79           297        227
                                                                              --             --           ---        ---
       Total noninterest expenses                                            247           220           757          637
                                                                             ---           ---           ---          ---
   Income before income taxes                                                142           151           436          455
   Provision for income taxes                                                 42            50           147          156
                                                                              --            --           ---          ---
       Net income                                                    $       100  $        101   $       289  $       299
                                                                     ===========  ============   ===========  ===========

PER SHARE
   Average shares outstanding                                            158,000       158,000       158,000      158,000
                                                                         =======       =======       =======      =======
   Net income                                                        $       .63  $        .64   $      1.83  $      1.89
                                                                     ===========  ============   ===========  ===========
   Dividends paid                                                    $         -  $          -   $       .65  $       .55
                                                                      ==========   ===========   ===========  ===========


           See notes to unaudited financial statements.
                                       -3-

                       DARLINGTON COUNTY BANCSHARES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                             Common stock
                                             ------------                                     Accumulated
                                           Number                                              other com-
                                             of                   Paid-in     Retained         prehensive
                                           shares     Amount      capital     earnings        income (loss)       Total
                                           ------     ------      -------     --------        -------------       -----


BALANCE, JANUARY 1, 1998                    158,000  $      790   $      830  $      1,154       $         2  $     2,776

Net income                                        -           -            -           299                 -          299

Other comprehensive income, net
   of income taxes:
   Unrealized gain on securities
     available for sale, net                      -           -            -             -                10           10
                                                                                                          --           --

   Comprehensive income                           -           -            -             -                 -          309

Cash dividend, $.55 per share                     -           -            -           (87)                -          (87)
               ----                                                                    ---                            ---

BALANCE, SEPTEMBER 30, 1998                 158,000  $      790   $      830  $      1,366   $            12  $     2,998
                   === ====                 =======  ==========   ==========  ============   ===============  ===========


BALANCE, JANUARY 1, 1999                    158,000  $      790   $      830  $      1,477   $            11  $     3,108

Net income                                        -           -            -           289                 -          289

Other comprehensive income, net
   of income taxes:
   Unrealized loss on securities
     available for sale, net                      -           -            -             -              (165)        (165)
                                                                                                        ----         ----

   Comprehensive income                           -           -            -             -                 -          124

Cash dividend, $.65 per share                     -           -            -          (102)                -         (102)

Par value conversion                              -        (788)         788             -                 -            -
                                                           ----          ---

BALANCE, SEPTEMBER 30, 1999                 158,000  $        2   $    1,618  $      1,664   $          (154) $     3,130
                                            =======  ==========   ==========  ============   ===============  ===========













           See notes to unaudited financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       Nine months ended September 30,
                                                                                       -------------------------------
                                                                                              1999              1998
                                                                                              ----              ----

OPERATING ACTIVITIES
   Net income                                                                           $            289  $           299
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses                                                                         -               45
     Depreciation                                                                                     46               37
     (Increase) decrease in other assets                                                             (23)             (19)
     Decrease in other liabilities                                                                  (175)            (101)
                                                                                                    ----             ----
         Net cash provided by operating activities                                                   137              261
                                                                                                     ---              ---

INVESTING ACTIVITIES
   Decrease (increase) in federal funds sold                                                       5,560           (2,450)
   Proceeds from maturities of investment securities
     available for sale                                                                            1,264            2,488
   Purchase of investment securities available for sale                                           (2,471)          (2,613)
   Net increase in loan balances                                                                    (761)            (498)
   Purchase of equipment                                                                             (16)            (283)
                                                                                                     ---             ----
         Net cash provided by (used for) investing activities                                      3,576           (3,356)
                                                                                                   -----           ------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                            (3,142)           3,057
   Cash dividends paid                                                                              (102)             (87)
                                                                                                    ----              ---
         Net cash provided by (used for) financing activities                                     (3,244)           2,970
                                                                                                  ------            -----
         Increase (decrease) in cash and due from banks                                              469             (125)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                         872              965
                                                                                                     ---              ---

CASH AND DUE FROM BANKS, END OF PERIOD                                                  $          1,341  $           840
                                                                                        ================  ===============

SUPPLEMENTAL DISCLOSURES
   Schedule of cash paid for:
     Interest                                                                           $            503  $           548
                                                                                        ----------------  ---------------
     Income taxes                                                                       $            186  $            10
                                                                                        ----------------  ---------------








           See notes to unaudited financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.


NOTE 2 - NET INCOME PER SHARE
-----------------------------

     Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Bank does not have any instruments which are dilutive; therefore, only basic net income per share of common stock is presented.


NOTE 3 - ORGANIZATION
---------------------

     Darlington County Bancshares, Inc. (the "Company"), was organized in July 1999 for the purpose of being a holding company for Darlington County Bank (the "Bank"). On July 1, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. A par value conversion of $788,000 was recorded to reflect a change in the par value of common stock from $5.00 per share to $.01 per share. The Company presently engages in no business other than that of owning the Bank and has no employees.


ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 1998 Annual Report of Darlington County Bank. Results of operations for the nine-month and three-month period ending September 30, 1999 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Bank's actual results may differ materially from the results discussed in the forward- looking statements.

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $983,000 and $949,000 for the nine months ended September 30, 1999 and September 30, 1998 and $306,000 and $325,000 for the quarter ended September 30, 1999 and 1998, respectively.

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Interest-earning  assets  for  the  third  quarter  of  1999  decreased  by
     $1,712,000   or  6   percent   over  the  same   period   in  1998,   while
     interest-bearing liabilities decreased by $20,000 or less than 1 percent comparing the third quarter of 1999 with the third quarter of 1998.

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                                              For the nine months ended September 30,
                                                              ---------------------------------------
                                                1999                                            1998
                             ------------------------------------------      -------------------------------------------
                                                               Annualized                                       Annualized
                                Average         Income/           Yield/        Average        Income/            Yield/
                                balance         expense            rate         balance        expense             rate

Federal funds sold           $   3,268,205  $      119,000          4.85%    $   3,697,037   $      147,000         5.30%
Investment securities            6,264,198         274,000          5.83         4,136,531          186,000         6.00
Loans                           15,931,199       1,093,000          9.15         16,652,811       1,164,000         9.32
                                ----------       ---------          ----         ----------       ---------         ----
     Total earning assets    $  25,463,602       1,486,000          7.78     $  24,486,379        1,497,000         8.15
                             =============                                   =============
     Total interest bearing
       liabilities           $  19,779,854         503,000          3.39     $  18,485,407          548,000         3.95
                             =============         -------          ----     =============          -------         ----
Net interest spread                                                 4.39%                                           4.20%
Net interest income/margin                  $      983,000          5.15%                    $      949,000         5.17%
                                            ==============          ====                     ==============         ====


As reflected above, for the nine months of 1999 the average yield on earning assets amounts amounted to 7.78 percent, while the average cost of interest-bearing liabilities was 3.39 percent. For the same period of 1998, the average yield on earning assets was 8.15 percent and the average cost of interest-bearing liabilities was 3.95 percent. The decrease in the yield on earning assets is attributable to a decrease in the yield on loans that have a larger average balance than other components of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended September 30, 1999 was 5.15 percent and for 1998 was 5.17 percent.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                   September 30, 1999 versus 1998
                                                                                   ------------------------------
                                                                            Volume            Rate          Net change
                                                                            ------            ----          ----------

Interest income related to:
   Federal fund sold                                                     $     (17,000)   $   (11,000)    $       (28,000)
   Investment securities                                                        95,000         (7,000)             88,000
   Loans                                                                       (50,000)        (21,000)           (71,000)
                                                                                -------         -------            -------
       Total income on earning assets                                           28,000        (39,000)            (11,000)
       Total expense on interest-bearing liabilities                           (38,000)        83,000              45,000
                                                                               -------         ------              ------
Net interest income                                                      $     (10,000)   $    44,000     $        34,000
                                                                         =============    ===========     ===============

RESULTS OF OPERATIONS

     The Bank's net income for the third quarter of 1999 was $100,000 or $.63 per share compared to $101,000 or $.64 per share for the third quarter of 1998. The Bank's net income for the nine months ended September 30, 1999 was $289,000 or $1.83 per share as compared to $299,000 or $1.89 per share for the nine months ended September 30, 1998.

     Noninterest income for the three months ended September 30, 1999 and 1998 were $83,000 and $61,000, respectively. Noninterest income for the nine months ended September 30, 1999 and 1998 were $210,000 and $188,000, respectively. Noninterest income increased as a result of higher service charges on deposit accounts.

     Noninterest expenses for the three months ended September 30, 1999 and 1998 were $247,000 and $220,000, respectively. Noninterest expenses for the nine months ended September 30, 1999 and 1998 were $757,000 and $637,000, respectively. The increase is due to higher salaries and data processing costs in 1999.

     The allowance for loan losses was 1.34 percent of loans, net of unearned income, at September 30, 1999 compared to 1.30 percent at September 30, 1998. In management's opinion, the allowance for loan losses at September 30, 1999 and 1998 is adequate.


   LIQUIDITY

     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. Darlington County Bank manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Bank's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Bank's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Bank's primary source of funds for credit activities. Management believes that the Bank's liquidity sources are adequate to meet its operating needs.


   LOANS

     Commercial,  financial and agricultural loans totaling $6,417,000 comprised
     38.4 percent of the total loan portfolio as of September 30, 1999. Loans secured by real estate for construction and land development totaled $369,000 or 2.2 percent of the total loan portfolio while all other loans secured by real estate totaled $6,180,000 or 37 percent of the total loan portfolio as of September 30, 1998. Installment loans and other consumer loans to individuals totaling $3,742,000 comprised 22.4 percent of the total loan portfolio.


CAPITAL RESOURCES

     The capital base for the Bank increased by $22,000 during the nine months of 1999. This net change includes an increase to equity for net income of $289,000 offset by dividends of $102,000 and unrealized losses on investment securities of $165,000. The Bank's equity to asset ratio was 9.3 percent on September 30, 1999, compared to 10.52 percent on December 31, 1998. The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of June 30, 1999, the Bank exceeds the capital requirement levels that are to be maintained.



                                                       CAPITAL RATIOS
                                                   (AMOUNTS IN THOUSANDS)

                                                                               Well                      Adequately
                                                                            Capitalized                  Capitalized
                                           Actual                           Requirement                  Requirement
                                           ------                           -----------                  -----------
                                   Amount            Ratio        Amount            Ratio        Amount           Ratio
                                   ------            -----        ------            -----        ------           -----

Total capital (to risk weighted
   assets)                       $     3,501         20.2%    $  1,733              10.0%       $   1,386          8.0%
Tier 1 capital (to risk weighted
   assets)                             3,284         19.0%       1,040               6.0%             693          4.0%
Tier 1 capital (to average assets)     3,284         12.0%       1,372               5.0%           1,097          4.0%


YEAR 2000

     The Bank recognizes that there is business risk surrounding computerized systems as the new century approaches. Many computer-based information systems in use today exclude the century as part of the date definition, which could cause inaccurate interest calculations on loans and deposits. A number of computer systems used by the Bank in its day-to-day operations will be affected by the "Year 2000 Problem". Management has established a Year 2000 Project Team (the "Y2K Team") which has identified all affected, mission critical systems and is currently working to ensure that this event will not disrupt operations. The Y2K Team reports regularly to the Board of Directors.

     The Bank relies heavily on third party service providers and is working closely with all outside computer vendors to ensure that software corrections and warranty commitments are obtained. The Bank has performed internal and external testing with third parties to ensure that remediated systems accurately process data. The last phase of integrated testing was completed July 1999. The estimated cost to the Bank for these corrective actions was not material. Incomplete or untimely compliance, however, could have a material adverse effect on the company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved. Management has developed contingency plans to address failures by third party service providers to remediate Bank defined mission critical systems. The plan includes the development of an in-house system to meet the Bank's needs.

IMPACT OF INFLATION

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. Therefore, interest rates have a more significant impact on the Bank's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            Darlington County Bank
            ----------------------
                 Name of Bank



By:  /s/ W. B. McCown, III                  Date:   March 30, 2000
---------------------------------                   ----------------------
     W. B. McCown, III, President and
     Chief Executive Officer


By:  /s/ Ellen T. Berry                     Date:  March 30, 2000
----------------------------------                 -----------------------
     Ellen T. Berry, Vice President and
     Cashier