Form 10KSB
period 1999-12-31
DARLINGTON COUNTY BANCSHARES INC
filed 2000-03-30
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

                          Commission File No. 000-30001

                       Darlington County Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact name or Registrant as specified in its charter)

        South Carolina                                  57-0805621
 (State of other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)

                     202 Cashua Street, Darlington, SC 29532
--------------------------------------------------------------------------------
           (Address of Principal Executive Office, Including Zip Code)

       Registrant's Telephone Number, Including Area Code: (843) 395-1956

        Securities Registered Pursuant to Section 12(b) of the Securities
                             Exchange Act of 1934:
                                      None
                              ------------------

        Securities Registered Pursuant to Section 12(g) of the Securities
                             Exchange Act of 1934:
                          COMMON STOCK. $.01 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]       No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year were $2,001,949.
                                               ----------

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (158,000 shares) has not been determined. As of such date, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 15, 2000: 158,000 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III

         Transitional Small Business Disclosure Format Yes [ ] No [ X ]

                                     PART I


ITEM 1.  BUSINESS
-----------------

FORWARD LOOKING STATEMENTS

     From time to time, Darlington County Bancshares, Inc. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks. When relying on forward-looking statements to make decisions with respect to the Company, investors and other are cautioned to consider these and other risks and uncertainties.

THE COMPANY

Darlington County Bancshares, Inc. was organized in July 1999 for the purpose of being the holding company for Darlington County Bank (the "Bank"). On July 1, 1999, pursuant to a Plan of Exchange approved by the stockholders, all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no other business other than that of owning the Bank, has no employees and operates as one business segment. The Company is subject to regulation by the Federal Reserve Board. For ease of presentation, the formation of the holding company has been treated as if it occurred at the earliest date presented in Form 10KSB.

Prior to the organization of the Company, the Bank filed all of its registration statements with the Federal Deposit Insurance Company. Beginning July 1, 1999, with the formation of the bank holding company, the company is now required to file the full informational requirements of the Securities Exchange Act of 1934.

Darlington County Bank was incorporated under the laws of South Carolina and began operations on March 10, 1986 for the purpose of becoming a community bank.

The principal offices are located at 202 Cashua Street, Darlington, South Carolina 29532. The Bank's telephone number is (843) 395-1956. The sole branch is also located in this facility.

GENERAL BUSINESS

The Bank provides variety of services and products to small business and individual customers. The Bank's services include checking accounts, NOW accounts, certificates of deposit, money market accounts, savings accounts, real estate loans, overdraft protection, lines of credit, and personal and business use loans. The Bank has no material concentration of deposits from one customer or group of customers. No significant portion of loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have an adverse effect on the Bank.

TERRITORY AND COMPETITION

The Bank serves its customers from one location. It primarily services individuals and small businesses in the South Carolina midlands region.

The Bank competes with one other community bank and a credit union as well as three other major banks. In Darlington County, such competitors have broader geographical markets and higher lending limits than the Bank and may, therefore, make more effective use of media advertising, support services and electronic technology than can the Bank.

Competition between commercial banks and thrift institutions (savings and loan associations and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinction between a commercial bank and thrift institution. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

INTEREST RATES AND INTEREST DIFFERENTIAL

                                               AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                                                                DECEMBER 31,
                                                     1999                                      1998
                                  AVERAGE       REVENUE/     YIELD/        AVERAGE      REVENUE/        YIELD/
                                  BALANCE        EXPENSE       RATE         BALANCE      EXPENSE          RATE


Interest earning assets
    Loans                     $   16,366,000 $    1,477,742      9.03%  $   16,709,000 $   1,542,452        9.23%
                              -------------- --------------      ----   -------------- -------------        ----
    Investment securities
      Taxable                      5,268,000        317,797      6.12        3,409,000       206,591        6.06
      Tax exempt                     996,000         45,865      4.60          755,000        40,631        5.38
                                     -------         ------      ----          -------        ------        ----
        Total investment
          securities               6,264,000        363,662      5.88        4,164,000       247,222        5.94

Federal funds sold and
    securities purchased
      under agreements
      to resell                    3,130,000        156,072      4.99        4,358,000       222,853        5.11
                                   ---------        -------      ----        ---------       -------        ----
        Total average
          interest earning
          assets                  25,760,000      2,001,949      7.77       25,231,000     2,012,527        7.98
Non-interest earning assets
    Cash and due from banks        1,221,000                                 1,033,000
    Premises and equipment           900,000                                   706,000
    Other, less reserve for
      loan losses                    179,000                                   175,000
                                     -------                                   -------
        Total average non-
          interest earning
          assets                   2,300,000                                 1,914,000
                                   ---------                                 ---------
Total average assets          $   28,060,000                            $   27,145,000
                              ==============                            ==============


                                               AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                                                                DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                                     1999                                      1998
                              ---------------------------------------   ----------------------------------------
                                  AVERAGE       REVENUE/     YIELD/        AVERAGE      REVENUE/        YIELD/
                                  BALANCE        EXPENSE       RATE         BALANCE      EXPENSE          RATE
                                  -------        -------       ----         -------      -------          ----


Interest-bearing liabilities
    Deposits:
      Savings and Christ-
        mas Clubs             $    3,054,000    $    69,503      2.28%  $    3,379,000   $    88,795        2.63%
      NOW and money
        market                     7,339,000        162,568      2.22        6,595,000       174,205        2.64
      Time deposits                9,420,000        432,381      4.59        9,075,000       484,584        5.34
                                   ---------        -------      ----        ---------       -------        ----
        Total interest-
          bearing deposits        19,813,000        664,452      3.35       19,049,000       747,584        3.92
Federal funds purchased
    and securities sold
    under agreements to
    repurchase                         2,000             92      4.87                -             -        0.00
Non-interest bearing
    liabilities
    Demand deposits                4,997,000                                 5,003,000
    Other liabilities                129,000                                   194,000
                                     -------                                   -------
        Total non-interest
          bearing liabilities      5,126,000                                 5,197,000
Stockholders' equity               3,119,000                                 2,899,000
                                   ---------                                 ---------
Total average liabilities
    and stockholders'
    equity                    $   28,060,000                            $   27,145,000
                              ==============                            ==============
Net interest income                          $    1,337,497                            $   1,264,943
                                             ==============                            =============
Interest income/earning
    assets                                                       7.77                                       7.98
Interest expense/earning
    assets                                                       2.58                                       2.96
                                                                 ----                                       ----
Net interest income/earning
    assets                                                       5.19%                                      5.01%
                                                                 ====                                       ====


NET INTEREST INCOME

Net interest income, the principal source of earnings, is the difference between the income earned on earning assets (primarily loans and investment securities) and the interest expenses incurred on interest bearing liabilities (mainly deposits). The net interest spread represents the differential between the yield earned on average earning assets and the rate paid on the average interest-bearing liabilities. The interest yield represents net interest income divided by average earning assets.

Net interest income in 1999 increased $72,554 or 5.7% from net interest income in 1998. Interest income on earning assets in 1999 decreased $10,578 or 0.5% from the corresponding amount earned in 1998. Interest expense to interest-bearing liabilities in 1999 decreased $83,132 or 11.1% from the amount paid in 1998. The net interest yield increased to 5.19% in 1999 from 5.01% in 1998. The volume and yield/rate variance analyzes the increase or decrease of interest income due to growth or change of rate in each category of earning assets.

VOLUME AND YIELDS/RATE VARIANCE

                                      1999 COMPARED TO 1998                      1998 COMPARED TO 1997
                              ------------------------------          ---------------------------------
                                 VOLUME            RATE         NET           VOLUME           RATE          NET
                                 ------            ----         ---           ------           ----          ---

Interest income
    Loans                     $    (31,305)  $   (33,405)  $   (64,710)   $     41,363    $   (36,139)   $    5,224
    Investment securities:
      Taxable                      113,706         1,973       115,679          (9,732)        (9,799)      (19,531)
      Tax exempt                     9,557        (4,323)        5,234          13,122          1,638        14,760
Federal funds sold and
    securities purchased
    under agreements to
    resell                         (61,609)       (5,172)      (66,781)        100,079         (7,292)       92,787
                                   -------        ------       -------         -------         ------        ------
        Total earning
          assets                    30,349       (40,927)      (10,578)        144,832        (51,592)       93,240
                                    ------       -------       -------         -------        -------        ------

Interest expense
    Savings                         (8,035)      (11,257)      (19,292)         14,105            188        14,293
    NOW and money
      market                        27,275       (38,912)      (11,637)          8,030          1,141         9,171
    Time deposits                   19,337       (71,632)      (52,295)         39,283          4,090        43,373
    Federal funds purchased
      and securities sold
      under agreements
      to repurchase                     92             -            92               -              -             -
                                        --                          --
        Total interest-
          bearing liabilities       38,669      (121,801)      (83,132)         61,418          5,419        66,837
                                    ------      --------       -------          ------          -----        ------

        Net interest income   $     (8,320)  $    80,874   $    72,554    $     83,414    $   (57,011)   $   26,403
                              ============   ===========   ===========    ============    ===========    ==========

Note:  Volume-rate changes have been allocated to each category based on the percentage of total change.

LOAN PORTFOLIO

The  Bank  engages  in  a  full  complement  of  lending  activities   including
commercial, consumer, installment and real estate loans.

Commercial loans are spread across various industry groups, with no single industry accounting for a significant amount of the portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to net worth ratios. At December 31, 1999, approximately $2,826,000 of loans were unsecured.

Consumer  loans are  primarily  secured  installment  loans to  individuals  for
personal,  family  and  household  purposes,   including  automobile  loans  and
pre-approved lines of credit.

Management believes that the loan portfolio is adequately diversified. There are no foreign loans in the portfolio. The following table presents the major categories of loans in the Bank's loan portfolio and total amount of all loans at December 31, 1999 and 1998:

                                                           1999               1998
                                                    --------------     --------------


Real estate - mortgage                              $    7,473,000     $     7,638,000
Real estate - construction                                 329,000             369,000
Commercial and industrial                                3,739,000           3,604,331
Loans to individuals for household, family and
    other consumer expenditures                          2,978,000           2,908,000
Agriculture                                                992,000             586,000
All other loans, including overdrafts                      961,152           1,103,156
Deferred loan origination costs                             18,693              18,464
                                                    $   16,490,845     $    16,226,951
                                                    ==============     ===============

Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. At December 31, 1999, and 1998 the Bank had $27,949 and $85,912 in non-accruing loans.

With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $11,719 for the year ended December 31, 1999 and $15,088 for the year ended December 31, 1998.

As of December 31, 1999, there were no loans classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 1999 and 1998, the Bank had no impaired loans.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

The Bank is subject to regulatory examinations which include a review of methodology used to calculate loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulatory agencies.

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which reviews specific loans for potential charge-off as well as an assessment of the portfolio in the aggregate.

On December 31, 1999, the allowance for loan losses was $208,641. The ratio of the allowance for loan losses to net loans outstanding was 1.27% at December 31, 1999 compared to 1.75% at December 31, 1998. During 1999, the Bank experienced net charge-offs of $88,028 compared to net charge-offs of $76,850 in the prior year.

The Bank made recoveries of loans previously charged off against the allowance of $16,920 and $151,614 for the year ended December 31, 1999 and 1998, respectively. The 1998 recoveries included recovered one previously charged off loan of approximately $145,000.

The Bank made provisions for loan losses of $0 and $22,183 for the years ended December 31, 1999 and 1998, respectively.

Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these loans to enhance the ultimate collection or recovery on these assets. Should increases in the overall level of non-performing and potential problem loans accelerate from the historical trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision and allowance for loan losses. This would likely decrease net income.

The following table summarizes changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance which have been charged to expense.

                                                                         SUMMARY OF LOAN LOSS EXPERIENCE
                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                               1999                   1998
                                                                               ----                   ----

Balance at beginning of year                                           $       279,749         $       182,802
Charge-offs:
    Commercial and industrial                                                  (48,000)                (40,000)
    Consumer                                                                   (40,028)                (36,850)
                                                                               -------                 -------
                                                                               (88,028)                (76,850)
                                                                               -------                 -------
Recoveries:
    Commercial and industrial                                                    2,000                 145,614
    Real estate                                                                  4,000                       -
    Consumer                                                                    10,920                   6,000
                                                                                ------                   -----
                                                                                16,920                 151,614
                                                                                ------                 -------
Net charge-offs                                                                (71,108)                 74,764
Provision for loan losses                                                            -                  22,183
                                                                                ------                  ------
Balance at end of year                                                 $       208,641         $       279,749
                                                                       ===============         ===============

The following table presents the allocation of the allowance for loan losses at December 31, 1999 and 1998, based on the percentage of total loans in each category for the applicable year. Management does not segregate the allowance by category and the entire allowance is available to absorb losses from all categories.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                        1999               1998
                                                                                        ----               ----

Commercial and industrial                                                        $      47,308      $       62,131
Real estate - construction                                                               4,163               6,361
Real estate - mortgage                                                                  94,533             131,677
Consumer installment                                                                    62,617              79,580
                                                                                        ------              ------
    Total                                                                        $     208,641      $      279,749
                                                                                 =============      ==============

Management considers the allowance for loan losses adequate to cover inherent losses on loans outstanding as of December 31, 1999. The determination of the allowance for loan losses using the Bank's procedures and methods is based upon judgements and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Bank will not sustain losses which are sizeable in comparison to the amount reserved or that subsequent evaluation of the loan portfolio will not require changes to the allowance for loan losses. The allowance for loan losses is also subject to review by regulatory agencies through periodic examinations. Such examination could result in required changes to the allowance for loan losses.

INVESTMENTS

The Bank invests primarily in federal agency obligations and mortgage backed securities. Federal agency obligations are guaranteed by the United States.

The amortized cost and approximate fair value of investment securities, including maturities, are summarized as follows at December 31:

                                                                1999
                                                     -------------------------
                                                     AMORTIZED           FAIR
                                                        COST             VALUE
                                                        ----             -----
AVAILABLE FOR SALE
------------------
    Federal Agencies
        One to five years                         $   2,500,000    $   2,437,977
        Five to ten years                             1,500,000        1,433,266
                                                      ---------        ---------
                                                      4,000,000        3,871,243
                                                      ---------        ---------
    Mortgage backed
        One to five years                             1,254,879        1,227,635
        After ten years                                  81,287           81,762
                                                         ------           ------
                                                      1,336,166        1,309,397
                                                      ---------        ---------
    Total available for sale                      $   5,336,166    $   5,180,640
                                                  =============    =============

HELD TO MATURITY
----------------
    State, county and municipal
        One to five years                         $     550,644    $     551,175
        Five to ten years                               472,002          438,675
                                                        -------          -------
    Total held to maturity                        $   1,022,646    $     989,850
                                                  =============    =============

                                                               1998
                                                    --------------------------
                                                    AMORTIZED             FAIR
                                                       COST              VALUE
                                                       ----              -----
AVAILABLE FOR SALE
------------------
    Federal Agencies
        Less than one year                        $   1,305,300    $   1,310,061
        One to five years                             1,499,953        1,498,902
                                                      ---------        ---------
        Five to ten years                             2,805,253        2,808,963
                                                      ---------        ---------

    Mortgage backed
        One to five years                             1,500,403        1,512,477
        After ten years                                  99,951          101,026
                                                         ------          -------
                                                      1,600,354        1,613,503
                                                      ---------        ---------
    Total available for sale                      $   4,405,607    $   4,422,466
                                                  =============    =============

HELD TO MATURITY
----------------
    State, county and municipal
        One to five years                         $     664,916    $     678,342
        Five to ten years                                90,346           93,675
                                                         ------           ------
    Total held to maturity                        $     755,262    $     772,017
                                                  =============    =============

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on an average maturity life computation of the underlying collateral. The mortgage-backed securities may mature earlier than their average maturity lives because of principal prepayments.

Investment securities with an aggregate amortized cost of approximately $1,200,000 ($1,184,000 fair value) at December 31, 1999 and $1,965,000
($1,983,000 fair value) at December 31, 1998, were pledged to secure public deposits and for other purposes.

The Bank accounts for  investment  securities in  accordance  with  Statement of
Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at fair value. Unrealized gains or losses are reported as a component of shareholders' equity net of deferred income taxes. Securities classified as held to maturity are carried at cost and adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held to maturity, the Bank must have the ability to hold the securities to maturity. Trading securities are carried at market value. The Bank has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

DEPOSITS

The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable orders of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the midlands region. The Bank pays competitive interest rates on interest checking, savings, money market, time and individual retirement accounts.

The Bank's average deposits in 1999 were $19,813,000, compared to $19,049,000 the prior year, an increase of $764,000 or 4.8%.

The following tables presents, for the years ended December 31, 1999 and 1998, the amount and average rate paid on each of the following deposit categories:

                                                           AMOUNT                    AVERAGE RATE PAID
                                                     ---------------------           ------------------
                                                     1999             1998           1999        1998

Noninterest-bearing deposits                 $     4,645,316   $  5,531,815             0%          0%
Interest-bearing deposits
    Interest checking                              7,251,572      7,699,886          1.78        2.64
    Savings deposits                               2,236,130      4,293,681          1.78        2.63
    Money market                                     362,446        401,676          1.78        2.64
    Certificates of deposit                        7,508,303      7,233,036          4.51        5.34
    Individual retirement accounts                 1,930,704      2,170,546          4.80        5.34

The Bank's core deposits consist of consumer time deposits, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Bank and the industry as a whole, such core deposits continue to provide the Bank with a large and stable source of funds. The Bank closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable than core deposits.

At December 31, 1999 and 1998, certificate of deposits of $100,000 or more totaled $2,045,853 and $1,780,946, respectively.

DIVIDENDS

State banking regulations restrict the amount of dividends that can be paid and require prior approval of the State Board of Financial Institutions. The Bank declared a cash dividend of 80 cents per share during January of 2000 to stockholders of record as of December 31, 1999. The Bank paid a cash dividend of
 .55 cents per share in January 1999 to shareholders of record as of December 31, 1998.

CAPITAL RESOURCES

The capital base for the Bank increased by $196,152 during 1999. This is comprised of $412,528 net income offset by a $113,676 unrealized loss on available for sale securities and $102,700 paid in dividends to stockholders. The Bank's equity to asset ratio was 12.07 percent on December 31, 1999, as compared to 10.15 percent on December 31, 1998.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of December 31, 1999, the Bank exceeds the capital requirement levels that are to be maintained.

                                                        CAPITAL RATIOS
                                                    (AMOUNTS IN THOUSANDS)

                                                                        WELL                    ADEQUATELY
                                                                     CAPITALIZED                CAPITALIZED
                                          ACTUAL                     REQUIREMENT                REQUIREMENT
                                  -----------------------        --------------------        ---------------------
                                  AMOUNT            RATIO        AMOUNT         RATIO        AMOUNT          RATIO
                                  ------            -----        ------         -----        ------          -----


Total capital (to risk
    weighted assets)             $     3,631          21.5%   $     1,692         10.0%   $     1,354         8.00%
Tier 1 capital (to risk
    weighted assets)                   3,422          20.2          1,015          6.0            677         4.00
Tier 1 capital (to average
    assets)                            3,422          12.1          1,416          5.0          1,133         4.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process by which the Bank monitors and controls the mix and maturities of its assets and liabilities in order to promote stable growth in net interest income. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of bank customers. Maintaining an adequate level of liquidity is achieved through a combination of sufficient liquid assets, core deposit growth and access to alternate sources of funds which provide a sizable base from which to draw as liquidity needs arise.

Interest sensitive assets and liabilities are those that are subject to repricing in the near term, including both floating rate instruments and those with approaching maturities. The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. The objective of interest rate sensitivity management is to maintain the difference between interest sensitive assets and liabilities at a level that will minimize the effects on the net interest margin of significant interest rate shifts. The Bank's periodic and cumulative interest sensitivity positions which existed at year end are as follows.


                                                                    TOTAL          OVER ONE
                                                                   WITHIN          YEAR OR
                                0-3 MONTHS      4-12 MONTHS       ONE YEAR      NON-SENSITIVE        TOTAL
                                ----------      -----------       --------      -------------        -----

Earning assets
    Loans net of unearned
      income                    $     9,764     $      1,123      $   10,887    $       5,604      $    16,491
    Investment securities             1,960              499           2,459            5,756            8,215
                                      -----              ---           -----            -----            -----
      Total earning assets           11,724            1,622          13,346           11,360           24,706

    Percentage of total
      earning assets                  47.45%            6.57%          54.02%           45.98%          100.00%
Interest-bearing liabilities
    Certificates of deposits
      of $100,000 or more             1,083              963           2,046                -            2,046
    Other time and savings
      deposits                       12,733            4,304          17,037              183           17,220
                                     ------            -----          ------              ---           ------
      Total interest-bearing
        liabilities                  13,816            5,267          19,083              183           19,266
Other sources                             -                -               -            5,440            5,440
                                -----------     ------------      ----------    -------------      -----------
        Total sources           $    13,816     $      5,267      $   19,083    $       5,623      $    24,706
                                ===========     ============      ==========    =============      ===========
Percentage of total earning
    assets                            55.92%           21.32%          77.24%           22.76%          100.00%
Interest sensitive gap               (2,092)          (3,645)         (5,737)           5,737                -
Cumulative interest sensitive
    gap                              (2,092)          (5,737)         (5,737)               -                -


                                                  SOURCES AND USES OF FUNDS
                                 (AVERAGE BALANCES FOR YEARS ENDED DECEMBER 31 IN THOUSANDS)

                                                                               DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                              1999                                1998
                                                  ----------------------------         --------------------------
                                                    AMOUNT             PERCENT         AMOUNT             PERCENT

Composition of sources:
    Demand deposits                               $        4,997       17.81%       $        5,003         18.43%
    Now and money market                                   7,339       26.15%                6,595         24.29%
    Time and savings deposits                             12,474       44.45%               12,454         45.88%
    Short-term borrowings                                      2        0.01%                               0.00%
    Other non interest-bearing funds                         129        0.46%                  194          0.71%
    Stockholders' equity                                   3,119       11.12%                2,899         10.68%
                                                           -----       -----                 -----         -----
        Total sources                             $       28,060      100.00%       $       27,145        100.00%
                                                  ==============      ======        ==============        ======

Composition of uses:
    *Loans                                           $   16,368        58.33%           $   16,709         61.56%
    Investment securities                                 6,264        22.32%                4,164         15.34%
    Other earning assets                                  3,128        11.15%                4,358         16.05%
Other assets                                              2,300         8.20%                1,914          7.05%
                                                          -----         ----                 -----          ----
        Total uses                                   $   28,060       100.00%               27,145        100.00%
                                                     ==========       ======                ======        ======
*Loan balances stated net of unearned income

SOURCES OF FUNDS

Average sources of funds increased $915,000 to $28,060,000 in 1999 compared to $27,145,000 in 1998. This represents an increase of 3.4% in total average sources of funds. Average NOW and money market deposits increased $744,000 or 11.3%, which mainly accounts for the increase of total average source of funds. Average investment securities increased $2,100,000 or 50.4% while average other earning assets decreased $1,230,000 or 28.2% and average loans decreased $341,000 or 2.0% to account for the overall increase of total uses of funds in 1999.

EFFECTS OF REGULATORY ACTION

REGULATION OF THE BANK

The Bank is subject to examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating the branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited facts in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Trust in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs are evaluated as part of the examination process, and are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

OTHER SAFETY AND SOUNDNESS REGULATIONS

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized, "adequately capitalized", "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

A bank that is "undercapitalized" becomes subject to provisions of the FDIA: restricting payment of capital distributions and management fees; requiring FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payment of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the 1991 Banking Law (described in the previous paragraph). Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

INTERSTATE BANKING

In July 1994, South Carolina enacted legislation which effectively provides that, after September 30, 1996, out-of-state bank holding companies (including bank holding companies in Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the South Carolina Board of Financial Institutions and assuming compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire bank and bank holding companies in that state. Although such legislation may increase takeover activity in South Carolina, the Bank does not believe that such legislation will have a material impact on its competitive position. However, no assurance of such fact may be given.

The Riegle-Neal Instate Banking and Branching Efficiency Act of 1994 has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of bank by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1999, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. the authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. The Bank believes that this legislation may result in additional acquisitions of South Carolina financial institutions by out-of-state financial institutions. However, the Bank does not presently anticipate that such legislation will have a material impact on its operations or future plans.

RECENT LEGISLATION

On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

Under provisions of the new legislation, which are effective March 11, 2000, banks securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of a bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act will not go into effect until after adoption of implementing regulations by various federal agencies.

The Company anticipates that the Act and the regulations which are to be adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

LEGISLATIVE PROPOSALS

New proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

EMPLOYEES

The Bank presently employs 14 full-time equivalent employees. Management believes that its employee relations are good.

ITEM 2. PROPERTIES
------------------

The Company's corporate office is located at 202 Cashua Street, Darlington, South Carolina. The building also houses the Bank's branch facilities and central operations, including data processing and accounting.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

There are no material pending legal proceedings to which the Company is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

During the period covered by this report and to date, there has been no established trading market for the Bank's stock, and one is not expected to develop in the near future.

As of March 15, 2000, the number of holders of record for the Company's common stock was 503.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

1999 COMPARED TO 1998

Net income for the year ended December 31, 1999 was $412,528 compared with $410,216 in 1998. Earnings per share for 1999 was $2.61 as compared to $2.60 per share in 1998.

Net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest bearing liabilities, is the largest contributor to the Company's earnings. Net interest income increased $72,554 or 5.8% from 1998. Interest income decreased in 1999 due to a lower average loan portfolio and interest expense decreased by $83,132 because of a lower deposit base.

Average earning assets in 1999 were $25,760,000 or 91.8% of total average assets as compared to $25,231,000 or 92.9% of total average assets in 1998. The primary types of earning assets are loans, investment securities and temporary investments. Loans comprised 63.5% of the Bank's total earning assets, while investment securities comprised 24.3% and temporary investments comprised 12.2% in 1999.

Average loans decreased $341,000 or 2.0% during 1999. At year ended December 31, 1999, net loans totaled $16,490,845. This reflects an increase of $263,894 or 1.6% compared to December 31, 1998.

Commercial, financial and agricultural loans comprised 34.4% of the loan portfolio as of December 31, 1999. Loans secured by real estate comprised 47.3% of the portfolio, while consumer and other loans comprised 18.3% of the loan portfolio as of year ended December 31, 1999.

The amount of net loans charged off in 1999 was approximately $71,000 compared to $75,000 in 1998 and $63,000 in 1997. The ratio of net charge-offs to average loans, net of unearned income, for 1999 was 0.43% as compared to-0.45% in 1998 and 0.39% in 1997.

There was no provision for loans losses made in 1999, leaving a reserve for loan losses of $209,000. This allowance for loan losses as a percentage of loans, net of unearned income, was 1.27% on December 31, 1999, as compared to 1.72% on December 31, 1998.

Non-interest income increased $18,217 or 7.1% in 1999. Service charges on deposit accounts increased $24,125 or 10.4% while other service charges and fees decreased $5,908 or 22.0% in 1999.

Non-interest expense increased $121,642 or 13.7% in 1999. Salaries and employee benefits expense increased $8,219 or 1.8% in 1999. Other operating expense plus data processing fees increased $87,682 or 32.8% in 1999. Also, occupancy expense increase $11,419 or 22.3% and furniture and equipment expense increased $7,277 or 12.9% in 1999, which is attributed to the new addition to the Bank's facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets and liabilities. This statement's effective date was delayed by the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on the presentation of the Company's financial results or financial position.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

The following financial statements are filed with this report:

-    Independent Auditor's Report

-    Consolidated Balance Sheets as of December 31, 1999 and 1998

- Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

- Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

- Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

-    Notes to Consolidated Financial Statements

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY

                         REPORT ON FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                           DARLINGTON, SOUTH CAROLINA


                                    CONTENTS
                                    --------


                                                                   PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    1

FINANCIAL STATEMENTS
     Consolidated balance sheets                                      2
     Consolidated statements of income                                3
     Consolidated statements of stockholders' equity                  4
     Consolidated statements of cash flows                            5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6 - 15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders
Darlington County Bancshares, Inc. and Subsidiary
Darlington, South Carolina


     We have audited the accompanying consolidated balance sheets of Darlington County Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Darlington County Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.






January 12, 2000

Elliott, Davis & Company, LLP
-----------------------------
Greenville, South Carolina


                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                           1999                 1998
                                                                                  ----------------      --------------------
                                                           ASSETS


CASH AND DUE FROM BANKS                                                           $      1,409,349      $        871,807

FEDERAL FUNDS SOLD                                                                       1,960,000             7,270,000
INVESTMENT SECURITIES HELD TO MATURITY
  (FAIR VALUE $989,850 IN 1999 AND $772,017 IN 1998)                                     1,022,646               755,262
INVESTMENT SECURITIES AVAILABLE FOR SALE                                                 5,180,640             4,422,466
OTHER INVESTMENTS, AT COST                                                                  50,405                50,405
LOANS                                                                                    16,490,845           16,226,951
  Less allowance for loan losses                                                          (208,641)             (279,749)
                                                                                          --------              --------
Net loans                                                                               16,282,204            15,947,202
PREMISES AND EQUIPMENT                                                                     914,260               887,400
ACCRUED INTEREST RECEIVABLE                                                                398,394               339,436
FORECLOSED REAL ESTATE                                                                           -                67,669
OTHER ASSETS                                                                               149,079                19,965
                                                                                           -------                ------
                                                                                  $     27,366,977      $     30,631,612
                                                                                  ================      ================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Demand deposits                                                                 $      4,645,315      $      5,531,244
  Savings and NOW deposits                                                               9,850,149            12,395,244
  Other time deposits                                                                    9,439,007             9,403,584
                                                                                         ---------             ---------
       Total deposits                                                                   23,934,471            27,330,072
OTHER LIABILITIES                                                                          128,624               193,810
                                                                                           -------               -------
       Total liabilities                                                                24,063,095            27,523,882
                                                                                        ----------            ----------
COMMITMENTS AND CONTINGENCIES - NOTE 9
STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 1,000,000 shares authorized,
    158,000 shares issued and outstanding at December 31, 1999;
    $5 par value; 158,000 shares authorized, issued and outstanding
    at December 31, 1998                                                                     1,580               790,000
  Capital in excess of par value of stock                                                1,617,920               829,500
  Retained earnings                                                                      1,787,030             1,477,202
  Accumulated other comprehensive income (loss)                                           (102,648)               11,028
                                                                                          --------                ------
       Total stockholders' equity                                                        3,303,882             3,107,730
                                                                                         ---------             ---------
                                                                                  $     27,366,977      $     30,631,612
                                                                                  ================      ================

The accompanying notes are an integral part of these consolidated financial statements.


                                      DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF INCOME


                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                           1999               1998               1997


INTEREST INCOME
    Loans                                                              $ 1,477,742   $      1,542,452   $      1,537,228
    Investment securities
        Taxable                                                            317,797            204,211            224,094
        Exempt from federal income taxes                                    45,865             40,631             25,871
                                                                            ------             ------             ------
          Total interest on investment securities                          363,662            244,842            249,965

    Federal funds sold                                                     156,072            222,853            130,066
    Other                                                                    4,473              2,380              2,028
                                                                             -----              -----              -----
          Total interest income                                          2,001,949          2,012,527          1,919,287
                                                                         =========          =========          =========

INTEREST EXPENSE
    Deposits                                                               664,452            747,584            680,749
                                                                           -------            -------            -------
          Net interest income                                            1,337,497          1,264,943          1,238,538

PROVISION FOR LOAN LOSSES                                                        -             22,183             89,755
                                                                         ---------          ---------          ---------
          Net interest income after provision for loan losses            1,337,497          1,242,760          1,148,783

NONINTEREST INCOME
    Service charges on deposit accounts                                    255,534            231,409            212,720
    Other service charges and fees                                          20,933             26,841             26,756
                                                                            ------             ------             ------
          Total noninterest income                                         276,467            258,250            239,476
                                                                           -------            -------            -------

NONINTEREST EXPENSES
    Salaries and employee benefits                                         472,350            464,131            427,819
    Occupancy                                                               62,587             51,168             45,449
    Furniture and equipment                                                 63,802             56,525             57,913
    Office supplies                                                         53,628             46,583             46,903
    Data processing fees                                                    89,484             64,942             66,370
    Other operating                                                        265,585            202,445            173,491
                                                                           -------            -------            -------
          Total noninterest expenses                                     1,007,436            885,794            817,945
                                                                         ---------            -------            -------
          Income before income taxes                                       606,528            615,216            570,314

PROVISION FOR INCOME TAXES                                                 194,000            205,000            198,500
                                                                           -------            -------            -------

          Net income                                                 $     412,528      $     410,216      $     371,814
                                                                     =============      =============      =============

NET INCOME PER SHARE OF COMMON STOCK                                 $        2.61      $        2.60      $        2.35
                                                                     =============      =============      =============



The accompanying notes are an integral part of these consolidated financial statements.


                                      DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                      CAPITAL IN                    ACCUMULATED
                                                                       EXCESS OF                    OTHER COM-    TOTAL
                                               COMMON STOCK            PAR VALUE      RETAINED      PREHENSIVE  STOCKHOLDERS'
                                            SHARES       AMOUNT        OF STOCK       EARNINGS        INCOME      EQUITY
                                            ------       ------        --------       --------        ------      ------



BALANCE, JANUARY 1, 1997                    158,000   $  790,000     $   829,500  $    853,172   $      (905) $  2,471,767
                                                                                                              ------------
   Net income                                   -            -                 -       371,814             -       371,814
   Other comprehensive income, net
     of income taxes of $2,350:
     Unrealized gain on securities
       available for sale                         -            -               -             -         3,525         3,525
                                                                                                               -----------
     Comprehensive income                                                                                          375,339
   Cash dividend, $.45 per share                  -            -               -       (71,100)            -       (71,100)
                  ----                      -------      -------         -------       -------         -----   -----------

BALANCE, DECEMBER 31, 1997                  158,000      790,000         829,500     1,153,886         2,620     2,776,006
                                                                                                               -----------
   Net income                                     -            -               -       410,216             -       410,216
   Other comprehensive income, net
     of income taxes of $3,209:
     Unrealized gain on securities
       available for sale                         -            -               -             -         8,408         8,408
                                                                                                                ----------
     Comprehensive income                                                                                          418,624
   Cash dividend, $.55 per share                  -            -               -       (86,900)            -       (86,900)
                  ----                      -------      -------         -------       -------        ------    ----------

BALANCE, DECEMBER 31, 1998                  158,000      790,000         829,500     1,477,202        11,028     3,107,730

   Net income                                     -            -               -       412,528             -       412,528
   Par value conversion                           -    (788,420)         788,420             -             -             -
   Other comprehensive income, net
     of income taxes of $58,708:
     Unrealized loss on securities
       available for sale                         -            -               -             -      (113,676)     (113,676)
                                                                                                    --------
     Comprehensive income                                                                                          298,852
   Cash dividend, $.65 per share                               -               -      (102,700)            -      (102,700)
                  ----                      -------       ------       ---------      --------      --------      --------

BALANCE, DECEMBER 31, 1999                  158,000   $    1,580     $ 1,617,920  $  1,787,030   $  (102,648) $  3,303,882
                                            =======   ==========     ===========  ============   ===========  ============




The accompanying notes are an integral part of these consolidated financial statements.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the years ended December 31,
                                                                      --------------------------------------------------
                                                                          1999                 1998             1997
                                                                          ----                 ----             ----

OPERATING ACTIVITIES
  Net income                                                         $     412,528      $     410,216      $     371,814
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                                            58,806             43,649             49,670
    Amortization and accretion                                               4,690              6,180              5,064
    Provision (benefit) for loan losses                                          -             22,183             89,755
Provision (benefit) for deferred income taxes                               (8,000)           (45,700)            15,586
Changes in assets and liabilities:
      (Increase) decrease in accrued interest receivable                   (58,956)             4,706             (9,606)
      (Increase) decrease in other assets                                  (62,406)            80,921             (9,939)
      Decrease in other liabilities                                        (65,186)           (33,708)            (2,290)
                                                                           -------            -------             ------
         Cash provided by operating activities                             281,476            488,447            510,054
                                                                           -------            -------            -------
INVESTING ACTIVITIES
  Decrease (increase) in federal funds sold                              5,310,000         (3,890,000)         2,010,000
  Proceeds from maturities of investment securities
    held to maturity                                                       204,000                  -                  -
  Proceeds from maturities of investment securities
    available for sale                                                   1,064,738          2,940,842          2,303,865
  Purchase of investment securities held to maturity                      (471,370)                 -           (257,258)
  Purchase of investment securities available for sale                  (2,000,000)        (4,112,563)        (2,049,539)
  Net increase in loans                                                   (335,004)           (96,260)        (1,580,028)
  Purchases of premises and equipment                                      (85,666)          (349,233)           (10,383)
  Net decrease in foreclosed real estate                                    67,669             15,000                  -
                                                                            ------             ------
         Cash provided by (used for) investing activities                3,754,367         (5,492,214)           416,657
                                                                         ---------         ----------            -------
FINANCING ACTIVITIES
  Dividends declared                                                      (102,700)           (86,900)           (71,100)
  Increase (decrease) in deposits                                       (3,395,601)         4,997,478         (1,052,903)
                                                                        ----------          ---------         ----------
         Cash provided by (used for) financing activities               (3,498,301)         4,910,578         (1,124,003)
                                                                        ----------          ---------         ----------

         Increase (decrease) in cash and due from banks                    537,542            (93,189)          (197,292)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                 871,807            964,996          1,162,288
                                                                           -------            -------          ---------

CASH AND DUE FROM BANKS, END OF YEAR                                 $   1,409,349      $     871,807      $     964,996
                                                                     =============      =============      =============

SUPPLEMENTAL DISCLOSURES
  Schedule of cash paid for:
    Interest                                                         $     677,933      $     752,614      $     660,239
                                                                     =============      =============      =============

    Income taxes                                                     $     290,915      $     237,155      $     225,021
                                                                     =============      =============      =============





The accompanying notes are an integral part of these consolidated financial statements.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

    PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS
     Darlington County Bancshares, Inc. (the "Company") was organized in July 1999 for the purpose of being the holding company for Darlington County Bank (the "Bank"). On July 1, 1999, pursuant to a Plan of Exchange approved by the stockholders, all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no other business other than that of owning the Bank, has no employees and operates as one business segment. The Company is subject to regulation by the Federal Reserve Board. The consolidated financial statements include the accounts of the Company and the Bank with all intercompany balances and transactions having been eliminated. For ease of presentation, the formation of the holding company has been treated as if it occurred at the earliest date presented in these financial statements. This presentation has no effect on net income or stockholders' equity.

     The Bank operates under a state charter and provides full banking services to its customers. The Bank is subject to regulation by the State Board of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank makes commercial and personal loans to individuals and small businesses located primarily in the South Carolina midlands region. The Bank has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

    USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Balance Sheets and the Statements of Income for the periods covered. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS
     For purposes of the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks." Cash and cash equivalents have an original maturity of three months or less.

    INVESTMENT SECURITIES
     The Bank accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at fair value. Unrealized gains or losses are reported as a component of stockholders' equity net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held to maturity, the Bank must have the ability to hold the securities to maturity. Trading securities are carried at market value. The Bank has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

    LOANS
     Interest on loans is accrued and taken into income based upon the interest method. Loan origination and commitment fees and direct loan origination costs are deferred and amortized over the contractual life of the related loans or commitments as an adjustment of the related loan yields.


                                                                    (Continued)
                                       -6-

    ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

    ACCOUNTING FOR IMPAIRED LOANS
     The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 1999 and 1998, the Bank had no impaired loans.

    PREMISES AND EQUIPMENT
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line method. Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.

    NON-PERFORMING ASSETS
     Loans are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

                                                                     (Continued)

    FORECLOSED REAL ESTATE
     Foreclosed real estate is stated at the lower of cost or estimated fair value less estimated costs to sell. Any accrued interest on the related loan at the date of acquisition is charged to operations. Costs relating to the development and improvement of property are capitalized to the extent that such costs do not exceed the estimated fair value less selling costs of the property, whereas those relating to holding the property are charged to expense.

    INCOME TAXES
     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense for financial reporting (principally provision for loan losses and depreciation) are recognized differently for income tax purposes. Provisions for deferred taxes are made in recognition of such temporary differences.

    NET INCOME PER SHARE
     Net income per share is computed on the basis of the weighted average number of common shares outstanding, 158,000 in 1999, 1998 and 1997. The Company has no instruments which are dilutive; therefore, only basic net income per share of common stock is presented.

    RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets and liabilities. This statement's effective date was delayed by the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on the presentation of the Company's financial results or financial position.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 1999 and 1998 were approximately $197,000 and $256,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities, including maturities, are summarized as follows at December 31:

                                                                                               1999
                                                                 --------------------------------------------------------
                                                                                        Gross unrealized
                                                                     Amortized      -----------------------       Fair
                                                                      cost             gains        losses        value
                                                                      ----             -----        ------        -----

AVAILABLE FOR SALE
   Federal Agencies
     One to five years                                            $     2,500,000   $        -   $   62,023   $  2,437,977
     Five to ten years                                                  1,500,000            -       66,734      1,433,266
                                                                        ---------                    ------      ---------
                                                                        4,000,000            -      128,757      3,871,243
                                                                        ---------                   -------      ---------
   Mortgage backed
     One to five years                                                  1,254,879            -       27,244      1,227,635
     After ten years                                                       81,287          475            -         81,762
                                                                           ------          ---                      ------
                                                                        1,336,166          475       27,244      1,309,397
                                                                        ---------          ---       ------      ---------
   Total available for sale                                       $     5,336,166   $      475   $  156,001   $  5,180,640
                                                                  ===============   ==========   ==========   ============
HELD TO MATURITY
   State, county and municipal
     One to five years                                            $       550,644   $      531   $        -       $551,175
     After ten years                                                      472,002            -       33,327        438,675
                                                                          -------                    ------        -------
Total held to maturity                                            $     1,022,646   $      531   $   33,327     $  989,850
                                                                  ===============   ==========   ==========       ========

                                                                                              1998
                                                                  --------------------------------------------------------
AVAILABLE FOR SALE
   Federal Agencies
     One to five years                                            $     1,305,300   $    4,761   $        -   $  1,310,061
     Five to ten years                                                  1,499,953            -        1,051      1,498,902
                                                                        ---------                     -----      ---------
                                                                        2,805,253        4,761        1,051      2,808,963
                                                                        ---------        -----        -----      ---------
   Mortgage backed
     One to five years                                                  1,500,403       12,074            -      1,512,477
     After ten years                                                       99,951        1,075            -        101,026
                                                                           ------        -----                     -------
                                                                        1,600,354       13,149            -      1,613,503
                                                                        ---------       ------                   ---------
   Total available for sale                                       $     4,405,607   $   17,910   $    1,051   $  4,422,466
                                                                  ===============   ==========   ==========     ==========
HELD TO MATURITY
   State, county and municipal
     One to five years                                            $       664,916   $   13,426   $        -   $    678,342
     Five to ten years                                                     90,346        3,329            -         93,675
                                                                           ------        -----                      ------
Total held to maturity                                            $       755,262   $   16,755   $        -   $    772,017
                                                                  ===============   ==========   =========        ========



                                                                     (Continued)

     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on an average maturity life computation of the underlying collateral. The mortgage-backed securities may mature earlier than their average maturity lives because of principal prepayments.

     Investment securities with an aggregate amortized cost of approximately $1,200,000 ($1,184,000 fair value) at December 31, 1999 and $1,965,000
($1,983,000 fair value) at December 31, 1998, were pledged to secure public deposits and for other purposes. Fair value of investment securities is determined using quoted market prices.


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Following is a summary of loans by major classification at December 31,:

                                                     1999                1998
                                                     ----                ----
     Real estate - mortgage                  $     7,473,000     $    7,638,000
     Real estate - construction                      329,000            369,000
     Commercial and industrial                     3,739,000          3,604,331
     Loans to individuals for household, family and
       other consumer expenditures                 2,978,000          2,908,000
     Agriculture                                     992,000            586,000
     All other loans, including overdrafts           961,152          1,103,156
     Deferred loan origination costs                  18,693             18,464
                                              --------------     --------------
                                              $   16,490,845     $   16,226,951
                                              ==============     ==============

     Changes in the allowance for loan losses are summarized as follows for the years ended December 31,:

                                                   1999              1998               1997
                                             --------------    ---------------     -------------

Balance, beginning of year                   $      279,749    $       182,802     $      156,079
Recoveries of loans previously charged
  against the allowance                              16,921            151,614              2,423
Provision for loan losses                                 -             22,183             89,755
Loans charged against the allowance                 (88,028)           (76,850)           (65,455)
                                                    -------            -------            -------

Balance, end of year                         $      208,642    $       279,749     $      182,802
                                             ==============    ===============     ==============

     At December 31, 1999 and 1998, non-accrual loans totaled $27,949 and $85,912, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $11,719 in 1999, $15,088 in 1998, and $13,869 in 1997. No interest was recorded on nonaccrual loans in 1999, 1998 and 1997. There were no impaired loans at December 31, 1999 or 1998.

NOTE 5 -  PREMISES AND EQUIPMENT

     Premises and equipment at December 31 is summarized as follows:

                                                  1999                  1998
                                            ---------------     --------------
     Land and buildings                     $       954,850     $      936,866
     Furniture, fixtures and equipment              488,659            420,977
                                                    -------            -------
                                                  1,443,509          1,357,843
     Less accumulated depreciation and
        amortization                                529,249            470,443
                                                    -------            -------
                                            $       914,260     $      887,400
                                            ===============     ==============

     Depreciation and amortization of bank premises and equipment charged to operating expense totaled $58,806 in 1999, $43,649 in 1998 and $49,670 in 1997.


NOTE 6 - DEPOSITS

     At December 31, 1999 and 1998, certificates of deposit of $100,000 or more totaled approximately $2,045,853 and $1,780,946, respectively. Interest expense on these deposits was $75,263 in 1999, $63,864 in 1998 and $72,695 in 1997.

     At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

        2000                                           $     5,523,108
        2001                                                 3,655,684
        2002                                                   155,776
        2003                                                   104,439
        ----                                                   -------
                                                       $     9,439,007
                                                       ===============


NOTE 7 - UNUSED LINES OF CREDIT

     At December 31, 1999, the Bank has an unused short-term line of credit to purchase Federal funds from an unrelated bank totaling $2,500,000. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw this line at its option.

NOTE 8 - INCOME TAXES

     The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31,:


                                              1999           1998         1997
                                              ----           ----         ----

 Income taxes currently payable
   Federal                                $ 183,000       $  232,200  $ 176,764
   State                                     19,000           18,500      6,150
                                             ------           ------      -----
                                            202,000          250,700    182,914
                                            -------          -------    -------
 Tax consequences of differences

   Loan losses                                    -          (37,202)    13,376
   Depreciation                               1,630           (5,275)    (4,829)
   Other                                     (9,630)          (3,223)     7,039
                                             ------           ------      -----
                                             (8,000)         (45,700)    15,586
                                             ------          -------     ------

      Provision                           $ 194,000       $  205,000   $198,500
                                          =========       ==========   ========

     The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                Deferred tax asset (liability)
                                              --------------------------------
                                                 1999                  1998
                                                 ----                  ----
 Allowance for loan losses                    $      70,938     $       64,621
 Accumulated depreciation                           (35,849)           (29,100)
 Unrealized gain on investment securities            52,879             (5,831)
 Other, net                                           5,202             (3,230)
                                                      -----             ------
                                              $      83,170     $       26,460
                                              =============     ==============

     The net deferred tax asset (liability) is reported in the appropriate category of other assets or other liabilities in the balance sheets at December 31, 1999 and 1998.

     The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                  1999                    1998             1997
                                             ---------------        -------------      -------------
                                           Amount         %          Amount     %       Amount      %
                                           ------         -          ------     -       ------      -


 Tax expense at statutory rate          $   206,220     34.0%    $   209,200  34.0%  $ 193,910    34.0%
 Increase (decrease) in taxes
    resulting from:
    Tax exempt interest                     (21,975)    (3.6)        (20,245) (3.3)    (10,830)   (1.9)
    State bank tax (net of
      federal benefit)                       11,400      1.9          11,230   1.8      10,900     1.9
    Other - net                              (1,645)     (.3)          4,815    .8       4,520      .8
                                             ------      ---           -----    --       -----      --
      Tax provision                     $   194,000     32.0%    $   205,000  33.3%  $ 198,500    34.8%
                                        ===========     ====     ===========  ====   =========    ====

NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

     The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include available credit on credit lines and commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

  Financial instruments whose contract amounts                   Contract
    represent credit risk at December 31, 1999:                   amount
    -------------------------------------------                   ------

      Commitments to extend credit                          $     3,610,361
                                                            ===============

     Of these commitments to extend credit, $2,990,111 are at variable rates and $620,250 are at fixed rates.

     Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation.

NOTE 10 - RESTRICTIONS ON DIVIDENDS

     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Banking regulations restrict the amount of dividends that can be paid by the Bank and require approval of the State Board of Financial Institutions.

NOTE 11 - TRANSACTIONS WITH DIRECTORS, OFFICERS AND ASSOCIATES

     Directors and officers of the Company and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in the loan transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all officers and directors, including immediate family and business interests, at December 31, 1999 and 1998, were $290,579 and $106,902, respectively. During 1999, $210,000 in new loans were made to this group and repayments of $26,323 were received. Deposits by directors, officers and their related interests, as of December 31, 1999 and 1998, approximated $750,637 and $725,908, respectively.

NOTE 12 - RETIREMENT PLAN

     The Bank sponsors Simplified Employee Pension (SEP) individual retirement accounts for all officers and employees meeting certain age and service requirements. Contributions are at the discretion of and determined annually by the Board of Directors and are not to exceed the maximum amount deductible under the applicable section of the Internal Revenue Code. Included in expenses are contributions to the retirement plan of $25,035, $17,100 and $24,449 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 13 - REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                         TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                                  FOR CAPITAL        PROMPT CORRECTIVE
                                                                               ADEQUACY PURPOSES     ACTION PROVISIONS
                                                           ACTUAL                  MINIMUM                 MINIMUM
                                                           ------                  -------                 -------
                                                 AMOUNT         RATIO       AMOUNT        RATIO         AMOUNT  RATIO
                                                 ------         -----       ------        -----         ------  -----

AS OF DECEMBER 31, 1999
   Total Capital (to risk weighted assets)       $    3,631        21.5%   $      1,354       8.0%  $    1,692      10.0%
   Tier I Capital (to risk weighted assets)           3,422        20.2             677       4.0        1,015       6.0
   Tier I Capital (to average assets)                 3,422        12.1           1,133       4.0        1,416       5.0

AS OF DECEMBER 31, 1998
   Total Capital (to risk weighted assets)       $    3,377        18.6%   $      1,450       8.0%  $    1,812      10.0%
   Tier I Capital (to risk weighted assets)           3,097        17.1             725       4.0        1,087       6.0
   Tier I Capital (to average assets)                 3,097        10.5           1,175       4.0        1,469       5.0




NOTE 14 - PARENT COMPANY FINANCIAL INFORMATION

     Following  is  condensed   financial   information  of  Darlington   County
Bancshares, Inc. (parent company only):


                             CONDENSED BALANCE SHEET
                                December 31, 1999
                                -----------------

ASSETS
   Investment in Bank subsidiary                              $      3,319,127
                                                              ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Due to Bank subsidiary                                     $         15,245
   Stockholders' equity                                              3,303,882
                                                                     ---------
                                                              $      3,319,127
                                                              ================


                          CONDENSED STATEMENT OF INCOME
                          -----------------------------

                                                              For the year ended
                                                               December 31, 1999

INCOME                                                         $             -
EXPENSES
   Legal fees                                                           15,245
                                                                        ------
LOSS BEFORE EQUITY IN UNDISTRIBUTED
   NET INCOME OF BANK SUBSIDIARY
                                                                       (15,245)
EQUITY IN UNDISTRIBUTED NET INCOME OF
   BANK SUBSIDIARY                                                     427,773
                                                                       -------
       Net income                                             $        412,528
                                                              ================

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------

                                                            For the year ended
                                                             December 31, 1999
                                                             -----------------

OPERATING ACTIVITIES
   Net income                                                 $        412,528
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed net income of Bank subsidiary            (427,773)
     Increase in due to Bank subsidiary                                 15,245
                                                               ---------------

         Net cash provided by operating activities                           -
                                                               ---------------

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                   -
                                                               ---------------

CASH AND DUE FROM BANKS, END OF YEAR                          $              -
                                                               ===============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------
        ACCOUNTS AND FINANCIAL DISCLOSURE
        ---------------------------------

There has been no occurrence requiring a response to this item.



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
------------------------------------------------------------
        PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        ---------------------------------------------------------

The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which was filed within 120 days of the Bank's fiscal year end, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information set forth under the caption "CERTAIN TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)       Exhibits

               None

(b)       Reports

               None


SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Darlington County Bank
         ----------------------
              Name of Bank



By:  /s/ W. B. McCown, III                  Date:   March 29, 2000
     --------------------------------               ----------------------
     W. B. McCown, III, President and
     Chief Executive Officer



By:  /s/ Ellen T. Berry                     Date:   March 29, 2000
     --------------------------------               ----------------------
     Ellen T. Berry, Vice President and Cashier









                                      -18-
SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


 Signature                             Title                        Date



s/ R. E. Goodson, Sr.              Chairman of the Board         March 29, 2000
---------------------------
R. E. Goodson, Sr.


s/ Hubert C. Baker                 Director                      March 29, 2000
---------------------------
Hubert C. Baker


                                   Director
W. Edwin Dargan


                                   Director
Raymond Galloway


                                   Director
Charles G. Howard


s/ Albert L. James, III            Director                      March 29, 2000
----------------------------
Albert L. James, III


s/ G. Clyde Scott                  Director                      March 29, 2000
----------------------------
G. Clyde Scott


s/ Eugene A. Vaughn                Director                      March 29, 2000
----------------------------
Eugene A. Vaughn


s/ W. B. McCown, III               President and Chief           March 29, 2000
----------------------------       Executive Officer
W. B. McCown, III