Form 10QSB
period 2000-03-31
DARLINGTON COUNTY BANCSHARES INC
filed 2000-05-15
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

                                                                  OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OT 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM  ________________  TO
     _______________.

                          Commission File No. 000-30001


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


Common Stock - $.01 Par Value
158,000 Shares Outstanding on March 31, 2000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

                       DARLINGTON COUNTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               (UNAUDITED)         (AUDITED)
                                                                 MARCH 31,        DECEMBER 31,
                                                                   2000               1999
                                                              -------------    ---------------

ASSETS
   Cash and due from banks                                    $          1,270  $         1,409
   Investment securities - held to maturity                              1,023            1,023
   Investment securities - available for sale                            4,912            5,181
   Other investments, at cost                                               50               50
   Federal funds sold                                                    2,200            1,960

   Loans                                                                16,536           16,491
   Less allowance for loan losses                                         (225)            (209)
                                                              ----------------  ---------------
       Loans - net                                                      16,311           16,282
   Premises and equipment - net                                            902              914
   Other assets                                                            530              548
                                                              ----------------  ---------------
       Total assets                                           $         27,198  $        27,367
                                                              ================  ===============

 LIABILITIES
   Deposits
     Demand deposits                                          $          4,715  $         4,645
     Savings and NOW accounts                                            9,499            9,850
     Time deposits $100,000 and over                                     2,189            2,046
     Other time deposits                                                 7,492            7,393
                                                              ----------------  ---------------
       Total deposits                                                   23,895           23,934
   Other liabilities                                                        55              129
                                                              ----------------  ---------------
       Total liabilities                                                23,950           24,063
                                                              ----------------  ---------------

STOCKHOLDERS' EQUITY
   Common stock - $.01 par value authorized, issued and
     outstanding 158,000 shares at March 31, 2000 and
     December 31, 1999                                                       2                2
   Additional paid in capital                                            1,618            1,618
   Retained earnings                                                     1,775            1,787
   Accumulated other comprehensive loss                                   (147)            (103)
                                                              ----------------  ---------------
       Total stockholders' equity                                        3,248            3,304
                                                              ----------------  ---------------
       Total liabilities and stockholders' equity             $         27,198  $        27,367
                                                              ================  ===============



           See notes to consolidated financial statements.


                                                DARLINGTON COUNTY BANCSHARES, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------
                                                                              2000             1999
                                                                     ----------------  ---------------
INTEREST INCOME
   Loans, including fees                                             $            389  $           387
   Investment securities
     U. S. Government Agencies                                                     80               79
     Municipal securities                                                          11               13
     Other equity securities                                                        1                3
   Federal funds sold and securities purchased
     under agreements to resell                                                    43               57
                                                                     ----------------  ---------------
       Total interest income                                                      524              539
                                                                     ----------------  ---------------
INTEREST EXPENSE
   Time deposits $100,000 and over                                                 27               16
   Other deposits                                                                 143              163
                                                                     ----------------  ---------------
       Total interest expense                                                     170              179
                                                                     ----------------  ---------------
NET INTEREST INCOME                                                               354              360
PROVISION FOR LOAN LOSSES                                                           9                -
                                                                     ----------------  ---------------
       Net interest income after provision for loan losses                        345              360
                                                                     ----------------  ---------------
NONINTEREST INCOME
   Service charges on deposit accounts                                             53               53
   Other service charges, commissions and fees                                      5                5
                                                                     ----------------  ---------------
       Total noninterest income                                                    58               58
                                                                     ----------------  ---------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                                 126              120
   Net occupancy                                                                   20               15
   Furniture and equipment                                                         16               20
   Other                                                                           90               96
                                                                     ----------------  ---------------
       Total noninterest expenses                                                 252              251
                                                                     ----------------  ---------------
   Income before income taxes                                                     151              167
   Provision for income taxes                                                      36               60
                                                                     ----------------  ---------------
       Net income                                                    $            115  $           107
                                                                     ================  ===============

PER SHARE
   Average shares outstanding                                                 158,000          158,000
                                                                              =======          =======
   Net income                                                        $           0.73  $          0.68
                                                                     ================  ===============
   Dividends paid                                                    $           0.80  $          0.65
                                                                     ================  ===============



           See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                               COMMON STOCK                                       ACCUMULATED
                                        -----------------------                                   OTHER COMPRE-
                                           NUMBER                   ADDITIONAL                       HENSIVE
                                             OF                      PAID IN      RETAINED           INCOME
                                           SHARES     AMOUNT         CAPITAL      EARNINGS           (LOSS)         TOTAL
                                        -----------  ----------   ------------  --------------  --------------   ----------



BALANCE, JANUARY 1, 1999                    158,000  $      790   $      830  $      1,477     $         11   $     3,108

Net income for period                             -           -            -           107                -           107

Comprehensive income, net of tax
   Net change in unrealized gain on
     securities available for sale                -           -            -             -              (37)          (37)
   Comprehensive income                                                                                                70

Cash dividend ($.65 per share)                    -           -            -          (102)               -          (102)
                                        -----------  ----------   ----------  ------------     ------------   -----------

BALANCE, MARCH 31, 1999                     158,000  $      790   $      830  $      1,482              (26)  $     3,076
                                            =======  ==========   ==========  ============              ===   ===========


BALANCE, JANUARY 1, 2000                    158,000  $        2   $    1,618  $      1,787     $       (103)  $     3,304

Net income for period                             -           -            -           115                -           115

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale                -           -            -             -              (44)          (44)
   Comprehensive income                                                                                                71
Cash dividend ($.80 per share)                    -           -            -          (127)               -          (127)
                                        -----------  ----------   ----------  ------------     ------------   -----------

BALANCE, MARCH 31, 2000                     158,000  $        2   $    1,618  $      1,775     $       (147)  $     3,248
                                            =======  ==========   ==========  ============     ============   ===========












           See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------
                                                                              2000              1999
                                                                       ----------------  ---------------

OPERATING ACTIVITIES
   Net income                                                          $            115  $           107
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses                                                        9                -
     Depreciation                                                                    22               14
     Increase in accrued interest receivable                                        (73)             (13)
     Decrease in other assets                                                        91              (55)
     Decrease in other liabilities                                                  (74)               -
                                                                       ----------------  ---------------
         Net cash provided by operating activities                                   90               53
                                                                       ----------------  ---------------

INVESTING ACTIVITIES
   (Increase) decrease in Federal funds sold                                       (240)           2,340
   Proceeds from maturities of investment securities
     available for sale                                                             225              146
    Purchase of investment securities available for sale                              -           (1,000)
   Net (increase) decrease in loan balances                                         (38)             984
   Purchase of equipment                                                            (10)             (11)
                                                                       ----------------  ---------------
         Net cash provided by (used for) investing activities                       (63)           2,459
                                                                       ----------------  ---------------

FINANCING ACTIVITIES
   Net decrease in deposits                                                         (39)          (2,047)
   Cash dividends paid                                                             (127)            (102)
                                                                       ----------------  ---------------
         Net cash used for financing activities                                    (166)          (2,149)
                                                                       ----------------  ---------------
         Increase (decrease) in cash and cash equivalents                          (139)             363

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,409              872
                                                                       ----------------  ---------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                              $          1,270  $         1,235
                                                                       ================  ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Decrease in net unrealized gains on securities available for sale   $            (44) $           (37)
                                                                       ================  ===============








           See notes to consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 3 - ORGANIZATION
---------------------

     Darlington County Bancshares, Inc. (the "Company"), was organized in July 1999 for the purpose of being a holding company for Darlington County Bank (the "Bank"). On July 1, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. A par value conversion of $788,000 was recorded to reflect a change in the par value of common stock from $5.00 per share to $.01 per share. The Company presently engages in no business other than that of owning the Bank and has no employees. Reporting periods presented earlier than July 1, 1999 include the operations of Darlington County Bank only.

ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 1999 Annual Report of Darlington County Bancshares, Inc. Results of operations for the three months ending March 31, 2000 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS
     The Company's net income for the first quarter of 2000 was $115,000 or $.73 per share as compared to $107,000 or $.68 per share for the first quarter of 1999.

NET INTEREST INCOME
     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support to support those assets. Net interest income, the principal source of the Bank's earnings, was $354,000 and $360,000 for the three months ended March 31, 2000 and 1999, respectively.

                                                                     (Continued)
                                       -6-

-------------------

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Interest-earning assets for the first quarter of 2000 decreased by $1,534,000 or 5.84% over the same period in 1999, while interest-bearing liabilities decreased by $1,388,000 or 5.49% comparing the first quarter of 2000 with the first quarter of 1999.

                                                          AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                             ----------------------------------------------------------------------------------------------
                                                    2000          1999
                                               -------------------------------------------
                                 AVERAGE           INCOME/     ANNUALIZED        AVERAGE          INCOME/      ANNUALIZED
                                 BALANCE           EXPENSE     YIELD/RATE        BALANCE          EXPENSE      YIELD/RATE
                             -------------     -------------  ------------   -------------     -------------  ------------

Federal funds sold           $   2,862,857     $      43,000        6.01%    $   4,806,666     $      57,000         4.74%
Investment securities            6,130,894            92,000        6.00%        6,230,479            95,000         6.10%
Loans                           16,599,662           389,000        9.37%       15,795,016           387,000         9.80%
                             -------------     -------------    --------        ----------     -------------    ---------
     Total earning assets    $  25,593,413           524,000        8.19%    $  26,832,161           539,000         8.04%
                             =============                                   =============
     Total interest bearing
       liabilities           $  24,874,120           170,000        2.73%    $  25,747,352           179,000         2.78%
                             =============     -------------    --------     =============     -------------    ---------
Net interest spread                                                 5.46%                                            5.35%
Net interest income/margin                     $     354,000        5.53%                      $     360,000         5.43%
                                               =============        ====                       =============         ====


As reflected above, for the first three months of 2000 the average yield on earning assets amounts amounted to 8.19%, while the average cost of interest-bearing liabilities was 2.73%. For the same period of 1999, the average yield on earning assets was 8.04% and the average cost of interest-bearing liabilities was 2.78%. The increase in the yield on earning assets is attributable to an increase in the yield on Federal Funds sold. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2000 was 5.53% and for 1999 was 5.43%. This increase was the result of a decrease in the rate on interest-bearing deposits, and an increase in the interest rates on earning assets.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The decrease in net interest income is due to decreased volume of earning assets and interest bearing liabilities and a decrease in rates on earning assets and interest bearing liabilities.

                                             ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                                      FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31, 2000 VERSUS 1999
                                                                         ------------------------------------------------
                                                                            VOLUME            RATE          NET CHANGE
                                                                         -------------    -----------     ---------------
Federal fund sold                                                        $     (23,050)   $     9,050     $       (14,000)
Investment securities                                                           (1,520)        (1,480)             (3,000)
Loans                                                                           19,715        (17,715)              2,000
                                                                         -------------    -----------     ---------------
       Total earning assets                                                     (4,855)       (10,145)            (15,000)
       Total interest on interest-bearing liabilities                           (6,070)        (2,930)             (9,000)
                                                                         -------------    -----------     ---------------
Net interest income                                                      $       1,215    $    (7,215)    $        (6,000)
                                                                         =============    ===========     ===============

                                 -7-                                 (Continued)

-------------------

NONINTEREST INCOME
     Noninterest income was $58,000 for the three months ended March 31, 2000 and 1999. Noninterest income remained flat despite a decrease in average interest-bearing liabilities due to fees and charges on different types of deposits.

NONINTEREST EXPENSES
     Noninterest  expenses  for the three  months  ended March 31, 2000 and 1999
     were  $252,000  and  $251,000,   respectively.   Noninterest   expenses  is
     comparable due to the results of operations remaining relatively stable.

     The allowance for loan losses was 1.36% of loans, net of unearned income, as of March 31, 2000 compared to 1.27% as of December 31, 1999. The provision for loan losses was $9,000 and $0 for the three months ended March 31, 2000 and 1999, respectively. The 1999 provision was lower because of a recovery of a previously charged off loan in 4th quarter 1998. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

LIQUIDITY
     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Bank's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Bank's primary source of funds for credit activities. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

LOANS
     Commercial, financial and agricultural loans made up 36.6% of the total loan portfolio as of March 31, 2000, totaling $6,050,000. Loans secured by real estate for construction and land development totaled $420,000 or 2.5% of the total loan portfolio while all other loans secured by real estate totaled $6,414,000 or 38.8% of the total loan portfolio as of March 31, 2000. Installment loans and other consumer loans to individuals comprised 22.1% of the total loan portfolio totaling $3,652,000.

CAPITAL RESOURCES
     The capital base for the Company decreased by $56,000 for the three months of 2000. This net change includes an increase to equity for net income of $115,000 offset by unrealized losses on investment securities of $44,000 and cash dividends of $127,000. The Company's equity to asset ratio was 11.9% on March 31, 2000, as compared to 12.07% on December 31, 1999.

     The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of March 31, 2000, the Bank exceeds the capital requirement levels that are to be maintained.

                                                           CAPITAL RATIOS
                                                       (AMOUNTS IN THOUSANDS)

                                                                            Well                        Adequately
                                                                        Capitalized                    Capitalized
                                          Actual                        Requirement                    Requirement
                                 ---------------------------    --------------------------     --------------------------
                                   Amount            Ratio        Amount            Ratio        Amount           Ratio
                                 -----------     -----------    -----------     ----------     -----------    -----------
Total capital (to risk weighted
   assets)                       $     3,626          21.0%     $     1,723          10.0%     $    1,378        8.0%
Tier 1 capital (to risk weighted
   assets)                             3,411          19.8%           1,034          6.0%           689          4.0%
Tier 1 capital (to average assets)     3,411          12.1%           1,410          5.0%           1,128        4.0%


                                                                     (Continued)
                                       -8-

ASSET QUALITY
     Nonperforming assets as a percentage of loans and foreclosed property totaled 6.60% and 6.20% as of March 31, 2000 and December 31, 1999, respectively. Nonperforming assets increased to $1,105,000 as of March 31, 2000 from $1,024,000 at December 31, 1999. The nonperforming assets at March 31, 2000 and December 31, 1999 include a farm loan totaling $924,000 of which $740,000 is guaranteed by the US Government.

 EFFECTS OF REGULATORY ACTION
     The management of the Company is not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the statement of financial position as assets and liabilities. This statement's effective date was delayed by the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," and is effective for fiscal years and quarters beginning after June 15, 2000. The Bank does not expect that the adoption of SFAS 133 will have a material impact on the presentation of the Bank's results of financial position.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

There are no material pending legal proceedings to which the Company or its subsidiary party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to security holders for a vote during the three months ended March 31, 2000.

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
---------------------------------------

(a)  Exhibits:

     27     Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            DARLINGTON COUNTY BANCSHARES, INC.
-------------------------------------------------
                    Name of Bank



By:  /s/ W. B. Mccown, III                    Date:  May 12, 2000
     ------------------------------------            -------------------------
     W. B. McCown, III, President and
     Chief Executive Officer