Form 10QSB
period 2000-06-30
DARLINGTON COUNTY BANCSHARES INC
filed 2000-08-14
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000

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


Common Stock - $.01 Par Value
158,000 Shares Outstanding on August 1, 2000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DARLINGTON COUNTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    (UNAUDITED)     (AUDITED)
                                                                     JUNE 30,      DECEMBER 31,
                                                                       2000             1999
                                                                    ----------     ------------

ASSETS
   Cash and due from banks                                       $          1,125  $         1,409
   Investment securities - held to maturity                                   722            1,023
   Investment securities - available for sale                               5,192            5,181
   Other investments, at cost                                                  50               50
   Federal funds sold                                                       1,140            1,960

   Loans                                                                   17,021           16,491
   Less allowance for loan losses                                            (240)            (209)
                                                                  ---------------   --------------

       Loans - net                                                         16,781           16,282

   Premises and equipment - net                                               886              914
   Other assets                                                               528              548
                                                                  ---------------   --------------

       Total assets                                              $         26,424  $        27,367
                                                                 ================  ===============

 LIABILITIES
   Deposits
     Demand deposits                                             $          5,255  $         4,645
     Savings and NOW accounts                                               8,428            9,850
     Time deposits $100,000 and over                                        1,762            2,046
     Other time deposits                                                    7,551            7,393
                                                                 ----------------   --------------

       Total deposits                                                      22,996           23,934

   Other liabilities                                                           93              129
                                                                 ----------------   --------------

       Total liabilities                                                   23,089           24,063
                                                                 ----------------   --------------

STOCKHOLDERS' EQUITY
   Common stock - $.01 par value authorized, issued and
     outstanding 158,000 shares at June 30, 2000 and
     December 31, 1999                                                          2                2
   Additional paid in capital                                               1,618            1,618
   Retained earnings                                                        1,856            1,787
   Accumulated other comprehensive loss                                      (141)            (103)
                                                                 ----------------   --------------

       Total stockholders' equity                                           3,335            3,304
                                                                 ----------------   --------------

       Total liabilities and stockholders' equity                $         26,424  $        27,367
                                                                 ================  ===============

           See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                                ------------------------          ----------------------
                                                                   2000           1999              2000          1999
                                                                ---------       --------          --------      --------

INTEREST INCOME
   Loans, including fees                                     $         395  $         357    $         784  $         744
   Investment securities
     U. S. Government Agencies                                          83             77              163            156
     Municipal securities                                                8             11               19             24
     Other equity securities                                             -              -                1              3
   Federal funds sold and securities purchased
     under agreements to resell                                         29             35               72             92
                                                             -------------  -------------    -------------  -------------
       Total interest income                                           515            480            1,039          1,019
                                                             -------------  -------------    -------------  -------------
INTEREST EXPENSE
   Time deposits $100,000 and over                                      25             18               52             34
   Other deposits                                                      147            145              290            308
                                                             -------------  -------------    -------------  -------------
       Total interest expense                                          172            163              342            342
                                                             -------------  -------------    -------------  -------------
NET INTEREST INCOME                                                    343            317              697            677
PROVISION FOR LOAN LOSSES                                               36              -               45              -
                                                             -------------  -------------    -------------  -------------
       Net interest income after provision for loan losses             307            317              652            677
                                                             -------------  -------------    -------------  -------------
NONINTEREST INCOME
   Service charges on deposit accounts                                  56             64              109            117
   Other service charges, commissions and fees                           6              5               11             10
                                                             -------------  -------------    -------------  -------------
       Total noninterest income                                         62             69              120            127
                                                             -------------  -------------    -------------  -------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                      123            119              249            239
   Net occupancy                                                        20             15               40             30
   Furniture and equipment                                              16             16               32             36
   Other                                                                94            109              184            205
                                                             -------------  -------------    -------------  -------------
       Total noninterest expenses                                      253            259              505            510
                                                             -------------  -------------    -------------  -------------
   Income before income taxes                                          116            127              267            294
   Provision for income taxes                                           36             45               72            105
                                                             -------------  -------------    -------------  -------------
       Net income                                            $          80  $          82    $         195  $         189
                                                             =============  =============    =============  =============

PER SHARE
   Average shares outstanding                                      158,000        158,000        158,000          158,000
                                                             =============  =============    ===========    =============
   Net income                                                $        0.51  $        0.52    $     1.23     $        1.20
                                                             =============  =============    ==========     =============
   Dividends paid                                            $        0.80  $        0.65    $     0.80     $        0.65
                                                             =============  =============    ==========     =============



    See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                               COMMON STOCK                                     ACCUMULATED
                                           -----------------                                   OTHER COMPRE-
                                           NUMBER                   ADDITIONAL                    HENSIVE
                                             OF                      PAID IN      RETAINED        INCOME
                                           SHARES     AMOUNT         CAPITAL      EARNINGS        (LOSS)         TOTAL
                                           ------     ------        ----------    --------     -------------    -------


BALANCE, JANUARY 1, 1999                    158,000  $      790   $      830  $      1,477     $         11   $     3,108

Net income for period                             -           -            -           189                -           189

Comprehensive income, net of tax
   Net change in unrealized gain on
     securities available for sale                -           -            -             -             (129)         (129)
                                                                                                -----------   -----------
   Comprehensive income                                                                                                60

Cash dividend ($.65 per share)                    -           -            -          (102)               -          (102)
                                            -------   ---------   ----------   -----------      -----------   -----------

BALANCE, JUNE 30, 1999                      158,000  $      790   $      830  $      1,564             (118)  $     3,066
                                            =======  ==========   ==========  ============      ===========   ===========


BALANCE, JANUARY 1, 2000                    158,000  $        2   $    1,618  $      1,787     $       (103)  $     3,304

Net income for period                             -           -            -           195                -           195

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale                -           -            -             -              (38)          (38)
                                                                                                 ----------    ----------
   Comprehensive income                                                                                               157

Cash dividend ($.80 per share)                    -           -            -          (126)               -          (126)
                                            -------   ---------    ---------   -----------       ----------    ----------

BALANCE, JUNE 30, 2000                      158,000  $        2   $    1,618  $      1,856     $       (141)  $     3,335
                                            =======  ==========   ==========  ============     ============   ===========

















  See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                          -------------------------------
                                                                                                2000             1999
                                                                                          --------------   --------------

OPERATING ACTIVITIES
   Net income                                                                           $            195  $           189
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses                                                                        45                -
     Depreciation                                                                                     28               28
     Decrease in other assets                                                                         20               57
     Decrease in other liabilities                                                                   (36)            (104)
                                                                                         ---------------   --------------
         Net cash provided by operating activities                                                   252              170
                                                                                         ---------------   --------------

INVESTING ACTIVITIES
   Decrease in Federal funds sold                                                                    820            5,300
   Proceeds from maturities of investment securities
     held to maturity                                                                                301                -
   Proceeds from maturities of investment securities
     available for sale                                                                                -              743
   Purchase of investment securities available for sale                                              (49)          (2,000)
   Net increase in loan balances                                                                    (544)            (372)
   Purchase of equipment                                                                               -              (16)
                                                                                          --------------    -------------
         Net cash provided by investing activities                                                   528            3,655
                                                                                          --------------    -------------

FINANCING ACTIVITIES
   Net decrease in deposits                                                                         (938)          (3,505)
   Cash dividends paid                                                                              (126)            (102)
                                                                                          --------------   --------------
         Net cash used for financing activities                                                   (1,064)          (3,607)
                                                                                          --------------   --------------
         Increase (decrease) in cash and cash equivalents                                           (284)             218

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     1,409              872
                                                                                          --------------   --------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                               $          1,125  $         1,090
                                                                                        ================  ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Decrease (increase) in net unrealized gains on securities available for sale         $              6  $          (129)
                                                                                        ================  ===============

CASH PAID FOR
   Interest                                                                             $            340  $           355
                                                                                        ================  ===============
   Income taxes                                                                         $             44  $           105
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

NOTE 3 - ORGANIZATION

     Darlington County Bancshares, Inc. (the "Company"), was organized in July 1999 for the purpose of being a holding company for Darlington County Bank (the "Bank"). On July 1, 1999, pursuant to a Plan of Merger approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. A par value conversion of $788,000 was recorded in July 1999 to reflect a change in the par value of common stock from $5.00 per share to $.01 per share. The Company presently engages in no business other than that of owning the Bank and has no employees. Reporting periods presented earlier than July 1, 1999 include the operations of Darlington County Bank only.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 1999 Annual Report of Darlington County Bancshares, Inc. Results of operations for the six months ending June 30, 2000 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS - Six months ended June 30, 2000
     The Company's net income for the six months ended June 30, 2000 was $195,000 or $1.23 per share as compared to $189,000 or $1.20 per share for the six months ended June 30, 1999.

NET INTEREST INCOME
     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $697,000 and $677,000 for the six months ended June 30, 2000 and 1999, respectively.
                                                                     (Continued)

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Interest-earning assets for the second quarter of 2000 decreased by $776,000 or 3.12% over the same period in 1999, while interest-bearing liabilities decreased by $830,000 or 3.48% comparing the second quarter of 2000 with the second quarter of 1999.

                                                              AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------------
                                                    2000                                              1999
                                 ------------------------------------------------------------------------------------------
                                   AVERAGE         INCOME/      ANNUALIZED             AVERAGE       INCOME/    ANNUALIZED
                                   BALANCE         EXPENSE      YIELD/RATE             BALANCE       EXPENSE    YIELD/RATE
                                 ----------        -------      ----------             -------       -------    ----------
Federal funds sold              $  2,324,945   $    72,000          6.19%        $   2,859,560   $    92,000         6.43%
Investment securities              6,026,070       183,000          6.04%            6,262,623       183,000         5.84%
Loans                             16,579,574       784,000          9.46%           15,829,432       744,000         9.40%
                                 -----------    ----------          -----         ------------    ----------         -----
     Total earning assets       $ 24,930,589     1,039,000          8.33%        $  24,951,615     1,019,000         8.17%
                                ============                                     =============
     Total interest bearing
       liabilities              $ 24,054,021       342,000          2.84%        $  19,456,631       342,000         3.52%
                                ============     ---------          -----        =============    ----------         -----
Net interest spread                                                 5.48%                                            3.91%
Net interest income/margin                     $   697,000          5.58%                        $   677,000         5.43%
                                               ===========          =====                        ===========         =====

As reflected above, for the six months of 2000 the average yield on earning assets amounts amounted to 8.33%, while the average cost of interest-bearing liabilities was 2.84%. For the same period of 1999, the average yield on earning assets was 8.17% and the average cost of interest-bearing liabilities was 3.52%. The increase in the yield on earning assets is attributable to an increase in the yield on investment securities and loans sold. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended June 30, 2000 was 5.58% and for 1999 was 5.43%. This increase was the result of a decrease in the rate on interest-bearing deposits, and an increase in the volume of earning assets.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The decrease in net interest income is due to decreased volume of earning assets and interest bearing liabilities and a decrease in rates on earning assets and interest bearing liabilities.

                                             ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                                      FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30, 2000 VERSUS 1999
                                                                         -------------------------------------------------
                                                                            VOLUME            RATE            NET CHANGE
                                                                         -------------     ----------      ---------------
Federal fund sold                                                        $     (17,200)   $    (2,800)    $       (20,000)
Investment securities                                                           (6,912)         6,912                   -
Loans                                                                           35,257          4,743              40,000
                                                                          ------------      ---------       -------------
       Total earning assets                                                     11,145          8,855              20,000
       Total interest on interest-bearing liabilities                           80,811        (80,811)                  -
                                                                          ------------      ---------       -------------
Net interest income                                                      $     (69,666)   $    89,666     $        20,000
                                                                         =============    ===========     ===============

                                                                     (Continued)
                                       -7-

NONINTEREST INCOME
     Noninterest income for the six months ended June 30, 2000 and 1999 were $120,000 and $127,000, respectively. Noninterest income remained flat despite a decrease in average interest-bearing liabilities due to fees and charges on different types of deposits.

NONINTEREST EXPENSES
     Noninterest expenses for the six months ended June 30, 2000 and 1999 were $505,000 and $510,000, respectively. Noninterest expenses is comparable due to the results of operations remaining relatively stable.

     The allowance for loan losses was 1.41% of loans, net of unearned income, as of June 30, 2000 compared to 1.59% at June 30, 1999. The provision for loan losses was $45,000 and $0 for the six months ended June 30, 2000 and 1999, respectively. The 1999 provision was lower because of a recovery of a previously charged off loan in 4th quarter 1998. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS - Three months ended June 30, 2000
     The Company's net income for the second quarter of 2000 was $80,000 or $.51 per share compared to $82,000 or $.52 per share for the second quarter of 1999.

NET INTEREST INCOME
     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $343,000 and $317,000 for the quarters ended June 30, 2000 and 1999, respectively.

NONINTEREST INCOME
     Noninterest income for the three months ended June 30, 2000 and 1999 were $62,000 and $69,000, respectively. Noninterest income remained flat despite a decrease in average interest-bearing liabilities due to an increase in fees and charges on different types of deposits.

NONINTEREST EXPENSES
     Noninterest expenses for the three months ended June 30, 2000 and 1999 were $253,000 and $259,000, respectively. Noninterest expenses is comparable due to the results of operations remaining relatively stable.


FINANCIAL CONDITION

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

     Total assets decreased $943,000 during the six months ended June 30, 2000 as a result of lower investments in federal funds sold. The Bank's deposits decreased $938,000 in public funds and commercial deposits.

LOANS
     Commercial, financial and agricultural loans made up 29.8% of the total loan portfolio as of June 30, 2000, totaling $5,075,000. Loans secured by real estate for construction and land development totaled $498,000 or 2.9% of the total loan portfolio while all other loans secured by real estate totaled $7,516,000 or 44.2% of the total loan portfolio as of June 30, 2000. Installment loans and other consumer loans to individuals comprised 23.1% of the total loan portfolio totaling $3,932,000.


CAPITAL RESOURCES
     The capital base for the Company increased by $31,000 for the six months of 2000. This net change includes an increase to equity for net income of $195,000 offset by an increase in unrealized losses on investment securities of $38,000 and cash dividends paid of $126,000. The Company's equity to asset ratio was 12.6% on June 30, 2000, as compared to 12.07% on December 31, 1999.

     The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of June 30, 2000, the Bank exceeds the capital requirement levels that are to be maintained.

                                                           CAPITAL RATIOS
                                                       (AMOUNTS IN THOUSANDS)
                                                                                Well                   Adequately
                                                                              Capitalized              Capitalized
                                                     Actual                   Requirement              Requirement
                                             --------------------      -------------------      ------------------------
                                             Amount     Ratio           Amount    Ratio           Amount         Ratio
                                             ------    ------          -------    -----           ------         -----


Total capital (to risk weighted assets)    $     3,704  21.7%         $    1,704   10.0%       $     1,363         8.0%
Tier 1 capital (to risk weighted assets)         3,491  20.5%              1,023    6.0%               682         4.0%
Tier 1 capital (to average assets)               3,491  13.2%              1,332    5.0%             1,065         4.0%

ASSET QUALITY
     Nonperforming assets as a percentage of loans and foreclosed property totaled 6.60% and 6.20% as of June 30, 2000 and December 31, 1999, respectively. Nonperforming assets were $1,600,000 as of June 30, 2000 and $1,024,000 at December 31, 1999. The nonperforming assets at June 30, 2000 and December 31, 1999 include a farm loan totaling $926,000 of which $740,000 is guaranteed by the US Government.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Annual Meeting of Shareholders
         ------------------------------
         On April 25, 2000, the Company held its 2000 Annual Meeting of Shareholders. The results of the 2000 Annual Meeting of Shareholders follow.

         PROPOSAL #1 - ELECTION OF DIRECTORS
         The shareholders approved setting the number of Company directors at 9 persons. The following persons were elected as Directors with the votes indicated.

                                            Voting shares in favor
                                            ----------------------              Withheld
                                                 #              %              Authority
                                                 -              -              ---------

                  W. Edwin Dargan
                  Hubert C. Baker
                  Eugene A. Vaughan
                  G. Clyde Scott
                  Albert L. James, III

          W. B. McCown, III, Raymond Galloway, R.E. Goodson, Sr. and Charles G. Howard continued in their present terms as directors.

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
---------------------------------------

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            DARLINGTON COUNTY BANCSHARES, INC.
----------------------------------------------------------------
                    Name of Bank



By:  /s/ W. B. McCown, III                  Date:  August 14, 2000
     ---------------------------------             ----------------------------
     W. B. McCown, III, President and
     Chief Executive Officer