Form 10QSB
period 2000-09-30
DARLINGTON COUNTY BANCSHARES INC
filed 2000-11-14
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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


Common Stock - $.01 Par Value
158,000 Shares Outstanding on November 1, 2000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

                       DARLINGTON COUNTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                           (UNAUDITED)       (AUDITED)
                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                               2000             1999
                                                                                        ----------------  ---------------


ASSETS
   Cash and due from banks                                                              $          1,098  $         1,409
   Investment securities - held to maturity                                                          721            1,023
   Investment securities - available for sale                                                      5,209            5,181
   Other investments, at cost                                                                         50               50
   Federal funds sold                                                                              3,920            1,960

   Loans                                                                                          17,006           16,491
   Less allowance for loan losses                                                                   (251)            (209)
                                                                                        ----------------  ---------------
       Loans - net                                                                                16,755           16,282
   Premises and equipment - net                                                                      870              914
   Other assets                                                                                      539              548
                                                                                        ----------------  ---------------
       Total assets                                                                     $         29,162  $        27,367
                                                                                        ================  ===============

 LIABILITIES
   Deposits
     Demand deposits                                                                    $          6,236  $         4,645
     Savings and NOW accounts                                                                      8,755            9,850
     Time deposits $100,000 and over                                                               1,914            2,046
     Other time deposits                                                                           8,605            7,393
                                                                                        ----------------  ---------------
       Total deposits                                                                             25,510           23,934
   Other liabilities                                                                                 153              129
                                                                                        ----------------  ---------------
       Total liabilities                                                                          25,663           24,063
                                                                                        ----------------  ---------------

STOCKHOLDERS' EQUITY
   Common  stock - $.01 par value  authorized,  issued and  outstanding  158,000 shares at September 30, 2000 and
     December 31, 1999                                                                                 2                2
   Additional paid in capital                                                                      1,618            1,618
   Retained earnings                                                                               1,958            1,787
   Accumulated other comprehensive loss                                                              (79)            (103)
                                                                                        ----------------  ---------------
       Total stockholders' equity                                                                  3,499            3,304
                                                                                        ----------------  ---------------
       Total liabilities and stockholders' equity                                       $         29,162  $        27,367
                                                                                        ================  ===============

       See notes to consolidated financial statements.



                       DARLINGTON COUNTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                   Three months ended                Nine months ended
                                                                        September 30,                   September 30,
                                                             ----------------------------    ----------------------------
                                                                   2000           1999              2000          1999
                                                             -------------  -------------    -------------  -------------

INTEREST INCOME
   Loans, including fees                                     $         401  $         349    $       1,185  $       1,093
   Investment securities
     U. S. Government Agencies                                          83             80              246            236
     Municipal securities                                                9             11               28             35
     Other equity securities                                             1              -                2              3
   Federal funds sold and securities purchased
     under agreements to resell                                         34             27              106            119
                                                             -------------  -------------    -------------  -------------
       Total interest income                                           528            467            1,567          1,486
                                                             -------------  -------------    -------------  -------------
INTEREST EXPENSE
   Time deposits $100,000 and over                                      26             88               78            122
   Other deposits                                                      163             73              453            381
                                                             -------------  -------------    -------------  -------------
       Total interest expense                                          189            161              531            503
                                                             -------------  -------------    -------------  -------------
NET INTEREST INCOME                                                    339            306            1,036            983
PROVISION FOR LOAN LOSSES                                               16              -               61              -
                                                             -------------  -------------    -------------  -------------
       Net interest income after provision for loan losses             323            306              975            983
                                                             -------------  -------------    -------------  -------------
NONINTEREST INCOME
   Service charges on deposit accounts                                  64             75              173            192
   Other service charges, commissions and fees                          12              8               23             18
                                                             -------------  -------------    -------------  -------------
       Total noninterest income                                         76             83              196            210
                                                             -------------  -------------    -------------  -------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                      129            119              378            358
   Data processing                                                      23             25               70             75
   Occupancy                                                            18             19               58             49
   Furniture and equipment                                              18             17               50             53
   Other                                                                58             67              195            222
                                                             -------------  -------------    -------------  -------------
       Total noninterest expenses                                      246            247              751            757
                                                             -------------  -------------    -------------  -------------
   Income before income taxes                                          153            142              420            436
   Provision for income taxes                                           51             42              123            147
                                                             -------------  -------------    -------------  -------------
       Net income                                            $         102  $         100    $         297  $         289
                                                             =============  =============    =============  =============

PER SHARE
   Average shares outstanding                                      158,000        158,000          158,000         158,000
                                                             =============  =============      ===========     ============
   Net income                                                $        0.65  $        0.63    $        1.88     $      1.83
                                                             =============  =============    =============     ============
   Dividends paid                                            $           -  $           -    $        0.80     $       .65
                                                             =============  =============    =============     ============


    See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                               Accumulated
                                               Common stock                                    other compre-
                                        -----------------------
                                         Number                   Additional                       hensive
                                               of                    paid in      Retained           income
                                           shares     Amount         capital      earnings           (loss)         Total
                                        -----------  ----------   ------------ ---------------- --------------   ----------


BALANCE, JANUARY 1, 1999                    158,000  $      790   $      830  $      1,477     $         11   $     3,108

Net income for period                             -           -            -           289                -           289

Comprehensive income, net of tax
   Net change in unrealized gain on
     securities available for sale                -           -            -             -             (165)         (165)
                                                                                               ------------   -----------
   Comprehensive income                                                                                   -           124

Cash dividend ($.65 per share)                    -           -            -          (102)               -          (102)

Par value conversion                              -        (788)         788             -                -             -
                                        -----------  ----------   ----------  ------------     ------------   -----------

BALANCE, September 30, 1999                 158,000  $        2   $    1,618  $      1,664             (154)  $     3,130
                                        ===========  ==========   ==========  ============     ============   ===========


BALANCE, JANUARY 1, 2000                    158,000  $        2   $    1,618  $      1,787     $       (103)  $     3,304

Net income for period                             -           -            -           297                -           297

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale                -           -            -             -               24            24
                                                                                               ------------   -----------
   Comprehensive income                                                                                               321
Cash dividend ($.80 per share)                    -           -            -          (126)               -          (126)
                                        -----------  ----------   ----------  ------------     ------------   -----------

BALANCE, SEPTEMBER 30,
   2000                                 $   158,000   $       2    $   1,618  $      1,958     $       (79)  $      3,499
                                        ===========   =========    =========    ==========      ===========   ===========





           See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                Nine months ended
                                                                                                   September 30,
                                                                                                 2000             1999
                                                                                        ----------------  ---------------

OPERATING ACTIVITIES
   Net income                                                                           $            297  $           289
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses                                                                        61                -
     Depreciation                                                                                     55               46
     (Increase) decrease in other assets                                                               9              (23)
     Increase (decrease) in other liabilities                                                         (8)            (175)
                                                                                        ----------------- ---------------
         Net cash provided by operating activities                                                   414              137
                                                                                        ----------------  ---------------

INVESTING ACTIVITIES
   (Increase) decrease in federal funds sold                                                      (1,960)           5,560
   Proceeds from maturities of investment securities
     held to maturity                                                                                302                -
   Proceeds from maturities of investment securities
     available for sale                                                                                -            1,264
   Purchase of investment securities available for sale                                               28           (2,471)
   Net increase in loan balances                                                                    (534)            (761)
   Purchase of equipment                                                                             (11)             (16)
                                                                                        ----------------  ---------------
         Net cash provided by (used for) investing activities                                     (2,175)           3,576
                                                                                        ----------------  ---------------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                             1,576           (3,142)
   Cash dividends paid                                                                              (126)            (102)
                                                                                        ----------------  ---------------
         Net cash provided by (used for) financing activities                                      1,450           (3,244)
                                                                                        ----------------  ---------------
         Increase (decrease) in cash and cash equivalents                                           (311)             469

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     1,409              872
                                                                                        ----------------  ---------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                               $          1,098  $         1,341
                                                                                        ================  ===============

CASH PAID FOR
   Interest                                                                             $            510  $           503
                                                                                        ================  ===============
   Income taxes                                                                         $             89  $           186
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

NOTE 2 - NET INCOME PER SHARE
-----------------------------

           Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Darlington County Bancshares, Inc. (the "Company") does not have any instruments which are dilutive; therefore, only basic net income per share of common stock is presented.

NOTE 3 - ORGANIZATION
---------------------

           The Company was organized in July 1999 for the purpose of being a holding company for Darlington County Bank (the "Bank"). On July 1, 1999, pursuant to a Plan of Merger approved by the shareholders, all of the outstanding shares of capital stock of the Bank were converted into shares of common stock of the Company. A par value conversion of $788,000 was recorded in July 1999 to reflect a change in the par value of common stock from $5.00 per share to $.01 per share. The Company presently engages in no business other than that of owning the Bank and has no employees. Reporting periods presented earlier than July 1, 1999 include the operations of Darlington County Bank only.

ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Company's 1999 Annual Report to shareholders. Results of operations for the nine months ending September 30, 2000 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000
   The Company's net income for the nine months ended September 30, 2000 was $297,000 or $1.88 per share as compared to $289,000 or $1.83 per share for the nine months ended September 30, 1999.



                                                                     (Continued)

-------------------

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $1,036,000 and $983,000 for the nine months ended September 30, 2000 and 1999, respectively.

   Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

   Interest-earning assets for the third quarter of 2000 increased by $1,968,000 or 7.97% over the same period in 1999, while interest-bearing liabilities increased by $1,322,000 or 5.47% comparing the third quarter of 2000 with the third quarter of 1999.

                                                              AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                ----------------------------------------------------------------------------------------------------
                                                     2000                                                    1999
                                --------------------------------------------------------------   -----------------------------------
                                   AVERAGE         INCOME/      ANNUALIZED             AVERAGE       INCOME/    ANNUALIZED
                                    BALANCE        EXPENSE      YIELD/RATE             BALANCE       EXPENSE    YIELD/RATE
                                ------------   -------------   ------------------  -------------- ------------ ------------

Federal funds sold             $  2,264,781  $     106,000          6.24%        $   3,268,205   $   119,000         4.85%
Investment securities             6,001,589        276,000          6.13%            6,264,198       274,000         5.83%
Loans                            16,718,848      1,185,000          9.45%           15,931,199     1,093,000          9.15%
                               ------------    -----------  ------------         -------------   -----------    ----------
     Total earning assets      $ 24,985,218      1,567,000          8.36%        $  25,463,602     1,486,000         7.78%
                               ============                                      =============
     Total interest bearing
       liabilities             $ 23,994,194        531,000          2.95%        $  19,779,854       503,000         3.39%
                               ============     ----------  -------------        =============   -----------    -----------

Net interest  spread                                                5.41%                                            4.39%

Net  interest  income/margin                   $ 1,036,000          5.53%                        $   983,000         5.15%
                                                ==========  =============                        ===========    ===========


As reflected above, for the nine months of 2000 the average yield on earning assets amounts amounted to 8.36%, while the average cost of interest-bearing liabilities was 2.95%. For the same period of 1999, the average yield on earning assets was 7.78% and the average cost of interest-bearing liabilities was 3.39%. The increase in the yield on earning assets is attributable to an increase in the yield on investment securities and loans sold. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine month period ended September 30, 2000 was 5.53% and for the comparable period in 1999 was 5.15%. This increase was the result of an increase in the rates on interest-earning assets, offset by an increase in the volume of earning-bearing liabilities.

The following table represents changes in the Company's net interest income which primarily result from changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The decrease in net interest income is due to decreased volume of earning assets and interest bearing liabilities and a decrease in rates on earning assets and interest bearing liabilities.







                                                                     (Continued)

-------------------

NET INTEREST INCOME, CONTINUED

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                                      FOR THE NINE MONTHS ENDED
                                                                                          9/30/00 VERSUS 9/30/99
                                                                          -----------------------------------------------
                                                                            VOLUME            RATE          NET CHANGE
                                                                          ------------    ------------    ---------------


Federal fund sold                                                        $     (37,000)   $    24,000     $       (13,000)
Investment securities                                                          (12,000)        14,000               2,000
Loans                                                                           54,000         38,000              92,000
                                                                         -------------    -----------     ---------------
       Total earning assets                                                      5,000         76,000              81,000
       Total interest on interest-bearing liabilities                         (107,000)        79,000             (28,000)
                                                                         -------------    -----------     ---------------
Net interest income                                                      $    (102,000)   $   155,000     $        53,000
                                                                         =============    ===========     ===============


NONINTEREST INCOME
   Noninterest income for the nine months ended September 30, 2000 and 1999 were $195,000 and $210,000, respectively. Noninterest income is comprised of fees and charges on deposits.

NONINTEREST EXPENSES
   Noninterest expenses for the nine months ended September 30, 2000 and 1999 were $751,000 and $757,000, respectively. Noninterest expenses is comparable due to the results of operations remaining relatively stable.

   The allowance for loan losses was 1.48% of loans, net of unearned income, at September 30, 2000 compared to 1.34% at September 30, 1999. The provision for loan losses was $61,000 and $0 for the nine months ended September 30, 2000 and 1999, respectively. The 1999 provision was lower because of a recovery of a previously charged off loan in 4th quarter 1998. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS - Three months ended September 30, 2000
   The Company's net income for the third quarter of 2000 was $102,000 or $0.65 per share compared to $100,000 or $.63 per share for the third quarter of 1999.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $339,000 and $306,000 for the quarters ended September 30, 2000 and 1999, respectively.

NONINTEREST INCOME
   Noninterest income remained flat for the three months ended September 30, 2000 and 1999. Amounts were $76,000 and $83,000, respectively.

-------------------

NONINTEREST EXPENSES
   Noninterest expenses for the three months ended September 30, 2000 and 1999 were $246,000 and $247,000, respectively. Noninterest expenses is comparable due to the results of operations remaining relatively stable.

   The allowance for loan losses was 1.48% of loans, net of unearned income, at September 30, 2000 compared to 1.34% at September 30, 1999. The provision for loan losses was $16,000 and $0 for the three months ended September 30, 2000 and 1999, respectively. The 1999 provision was lower because of a recovery of a previously charged off loan in 4th quarter 1998. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate.

FINANCIAL CONDITION
   The Company's primary source of funds for loans and investments is deposits. Depostis were $25,510,000, an increase of $1,576,000. This increase was used primarily to invest in federal funds sold, which increased by $1,960,000.

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

LOANS
   Commercial, financial and agricultural loans made up 32.6% of the total loan portfolio as of September 30, 2000, totaling $5,547,000. Loans secured by real estate for construction and land development totaled $800,000 or 4.7% of the total loan portfolio while all other loans secured by real estate totaled $6,766,000 or 39.8% of the total loan portfolio as of September 30, 2000. Installment loans and other consumer loans to individuals totaling $3,893,000 comprised 22.9% of the total loan portfolio.

CAPITAL RESOURCES
   Stockholders' Equity for the Company increased by $195,000 for the nine months of 2000. This net change includes an increase to equity for net income of $297,000 offset by an decrease in unrealized losses on investment securities of $24,000 and cash dividends paid of $126,000. The Company's equity to asset ratio was 12.00% on September 30, 2000, as compared to 12.07% on December 31, 1999.

   The  Federal  Deposit   Insurance   Corporation  has  issued  guidelines  for
   risk-based capital requirements. As of September 30, 2000, the Bank's capital ratios were as follows:

                                 CAPITAL RATIOS
                             (AMOUNTS IN THOUSANDS)
                                                                                 Well                     Adequately
                                                                              Capitalized                 Capitalized
                                                         Actual              Requirement                  Requirement
                                           -----------------------    --------------------     --------------------------
                                             Amount         Ratio      Amount        Ratio       Amount           Ratio
                                           -----------  ----------    ----------  --------     -----------    -----------


Total capital (to risk weighted assets)    $     3,814       21.6%    $    1,762     10.0%     $     1,409         8.0%
Tier 1 capital (to risk weighted assets)         3,593       20.3          1,057      6.0              705         4.0
Tier 1 capital (to average assets)               3,593       13.1          1,369      5.0            1,096         4.0




-------------------

ASSET QUALITY
   Nonperforming assets as a percentage of loans and foreclosed property totaled 6.10% and 6.20% as of September 30, 2000 and December 31, 1999, respectively. Nonperforming assets were $1,021,000 as of September 30, 2000 and $1,024,000 at December 31, 1999. The nonperforming assets at September 30, 2000 and December 31, 1999 include a farm loan totaling $926,000 of which $740,000 is guaranteed by the US Government. Charge-offs during the nine months ended September 30, 2000 and 1999 were $19,000 and $53,000, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 and SFAS No. 138 will have a material impact on the presentation of the Company's financial results or financial position.

   Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to security holders for a vote during the three months ended September 30, 2000.

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
---------------------------------------




SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            DARLINGTON COUNTY BANCSHARES, INC.
            ----------------------------------
                    Name of Bank



By:                                               Date:
     ---------------------------------------           -----------------------
     Albert L. James, III
     Secretary and Treasurer