Form 10KSB
period 2000-12-31
DARLINGTON COUNTY BANCSHARES INC
filed 2001-04-02
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

                          Commission File No. 000-30001

                       Darlington County Bancshares, Inc.
                       ----------------------------------
             (Exact name or Registrant as specified in its charter)

          South Carolina                                     57-0805621
          --------------                                     ----------
 (State of other jurisdiction of                           (IRS Employer
  incorporation or organization)                         Identification No.)

                     202 Cashua Street, Darlington, SC 29532
                     ---------------------------------------
           (Address of Principal Executive Office, Including Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [    ]      No [ X ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year were $  2,386,349    .
                                               ----------------

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (141,633 shares) has not been determined. As of such date, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 15, 2001: 158,000 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III

         Transitional Small Business Disclosure Format Yes [ ] No [ X ]

                                     PART I


ITEM 1.           BUSINESS
-------           --------

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

The Company

Darlington County Bancshares, Inc. was organized in July 1999 for the purpose of being the holding company for Darlington County Bank (the "Bank"). On July 1, 1999, pursuant to a Plan of Merger approved by the stockholders, all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no other business other than that of owning the Bank, has no employees and operates as one business segment. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). For ease of presentation, the formation of the holding company has been treated as if it occurred at the earliest date presented in Form 10KSB.

Prior to the organization of the Company, the Bank filed its periodic securities
- related reports with the Federal Deposit Insurance Corporation. Beginning July 1, 1999, with the formation of the bank holding company, the Company became subject to the informational requirements of the Securities Exchange Act of 1934.

Darlington County Bank was incorporated under the laws of South Carolina and began operations on March 10, 1986 for the purpose of becoming a community bank.

The Company's principal offices are located at 202 Cashua Street, Darlington, South Carolina 29532. The Company's telephone number is (843) 395-1956. The sole branch is also located in this facility.

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

Interest Rates and Interest Differential

                                               Average Balances, Income and Expenses, and Rates

                                                                 December 31,
                              ----------------------------------------------------------------------------------
                                                     2000                                      1999
                              ---------------------------------------   ----------------------------------------
                                  Average       Revenue/     Yield/        Average      Revenue/        Yield/
                                  balance        expense       rate         balance      expense          rate
                              --------------   ------------ ---------   -------------- -------------   ---------
Interest earning assets
    Loans                     $   16,720,620 $    1,585,826      9.48%  $   16,366,000 $   1,477,742        9.03%
                              -------------- -------------- ---------   -------------- -------------
    Investment securities
      Taxable                      5,104,257        324,557      6.36        5,268,000       322,270        6.12
      Tax exempt                     797,980         34,266      4.29          996,000        45,865        4.60
                              -------------- -------------- ---------   -------------- -------------
        Total investment
          securities               5,902,237        358,823                  6,264,000       368,135        5.88

Federal funds sold and
    securities purchased
      under agreements
      to resell                    3,096,639        176,072      5.69        3,130,000       156,072        4.99
                              -------------- -------------- ---------   -------------- -------------
        Total average
          interest earning
          assets                  25,719,496      2,120,721      8.25       25,760,000     2,001,949        7.77
Non-interest earning assets
    Cash and due from banks          875,002                                 1,221,000
    Premises and equipment           889,197                                   900,000
    Other, less reserve for
      loan losses                    293,032                                   179,000
                              --------------                            --------------
        Total average non-
          interest earning
          assets                   2,057,231                                 2,300,000
                              --------------                            --------------
Total average assets          $   27,776,727                            $   28,060,000
                              ==============                            ==============

                                       -2-


                                               Average Balances, Income and Expenses, and Rates

                                                                   December 31,
                              ----------------------------------------------------------------------------------
                                                     2000                                      1999
                              ---------------------------------------   ----------------------------------------
                                  Average       Revenue/     Yield/        Average      Revenue/        Yield/
                                  balance        expense       rate         balance      expense          rate
                              --------------   ------------ ---------   -------------- -------------   ---------
Interest-bearing liabilities
    Deposits:
      Savings                 $    2,217,811 $       48,629      2.19%  $    3,054,000 $      69,503        2.28%
      NOW and money
        market                     7,049,743        153,199      2.17        7,339,000       162,568        2.22
      Time deposits                9,849,900        544,695      5.53        9,420,000       432,289        4.59
                              -------------- --------------             -------------- -------------
        Total interest-
          bearing deposits        19,117,454        746,523      3.90       19,813,000       664,360        3.35
Federal funds purchased
    and securities sold
    under agreements to
    repurchase                             -              -         -            2,000            92        4.87
                              -------------- -------------- ---------   -------------- -------------   ---------
Total interest bearing
    liabilities                   19,117,454        746,523      3.90       19,815,000       664,452        3.35
Non-interest bearing
    liabilities
    Demand deposits                5,163,931                                 4,997,000
    Other liabilities                114,582                                   129,000
                              --------------                            --------------
        Total non-interest
          bearing liabilities      5,278,513                                 5,126,000
Stockholders' equity               3,380,760                                 3,119,000
                              --------------                            --------------
Total average liabilities
    and stockholders'
    equity                    $   27,776,727                            $   28,060,000
                              ==============                            ==============
Net interest income                          $    1,374,198                            $   1,337,497
                                             ==============                            =============
Interest rate spread                                             4.35                                       4.42

Interest income/earning
    assets                                                       8.25                                       7.77
Interest expense/earning
    assets                                                       2.90                                       2.58
                                                            ---------                                  ---------
Net interest income/earning
    Assets (interest yield)                                      5.34%                                      5.19%
                                                            =========                                  =========

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

Net interest income in 2000 increased $36,701 or 2.7% from net interest income in 1999. Interest income on earning assets in 2000 increased $118,772 or 5.9% from the corresponding amount earned in 1999. Interest expense on interest-bearing liabilities in 2000 increased $82,071 or 12.4% from the amount paid in 1999. The net interest yield increased to 5.34% in 2000 from 5.19% in 1999. The volume and yield/rate variance analyzes the increase or decrease of interest income due to growth or change of rate in each category of earning assets.

Volume and Yields/Rate Variance

                                               2000 Compared to 1999                         1999  Compared to 1998
                                ---------------------------------------------    --------------------------------------------
                                                       Volume/                                           Volume/
                                Volume        Rate         Rate         Net        Volume         Rate      Rate      Net
                                --------   ---------   ---------  ------------   ---------    ---------  --------- ---------
Interest income
    Loans                       $ 32,020   $  74,451   $  1,613  $  108,084   $   (31,663)   $(33,739)   $   692   $(64,710)
    Investment securities:
      Taxable                    (10,017)     12,699       (395)      2,287       112,658       1,955      1,066    115,679
      Tax exempt                  (9,119)     (3,096)       616     (11,599)       12,970      (5,864)    (1,872)     5,234
Federal funds sold and
    securities purchased
    under agreements to
    resell                        (1,663)     21,897       (234)     20,000      (62,796)      (5,549)     1,564    (66,781)
                                --------   ---------   --------  ----------   ----------     --------    -------    -------
        Total earning
          assets                  11,221     105,951      1,600     118,772        31,169     (43,197)     1,450    (10,578)
                                --------   ---------   --------  ----------   -----------    --------    -------    -------

Interest expense
    Savings                      (19,030)     (2,539)       695     (20,874)       (8,541)    (11,896)     1,144    (19,293)
    NOW and money
      market                      (6,407)     (3,083)       122      (9,369)       19,653     (28,118)    (3,172)   (11,637)
    Time deposits                 19,728      88,632      4,045     112,406        18,422     (68,126)    (2,590)   (52,294)
    Federal funds purchased
      and securities sold
      under agreements
      to repurchase                  (92)        (92)        92         (92)            -           -         92         92
                                --------   ---------   --------  ----------   -----------    --------    -------    -------
        Total interest-
          bearing liabilities     (5,801)     82,918      4,954      82,071        29,534     (108,140)   (4,526)   (83,132)
                                --------   ---------   --------  ----------   -----------    ---------    ------    -------


        Net interest income     $ 17,022   $  23,033   $ (3,354) $   36,701   $     1,635    $ 64,943    $ 5,976    $72,554
                                ========   =========   ========  ==========   ===========    ========    =======    =======


Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, consumer, installment and real estate loans.

Commercial loans are spread across various industry groups, with no single industry accounting for a significant amount of the portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to net worth ratios. At December 31, 2000, approximately $2,020,673 of loans were unsecured.

Consumer  loans are  primarily  secured  installment  loans to  individuals  for
personal,  family  and  household  purposes,   including  automobile  loans  and
pre-approved lines of credit.

Management believes that the loan portfolio is adequately diversified. There are no foreign loans in the portfolio. The following table presents the major categories of loans in the Bank's loan portfolio and total amount of all loans at December 31, 2000 and 1999:

                                                              2000               1999
                                                       --------------     --------------
Real estate - mortgage                                 $    7,408,000     $     7,473,000
Real estate - construction                                    602,000             329,000
Commercial and industrial                                   3,467,000           3,739,000
Loans to individuals for household, family and
    other consumer expenditures                             3,469,000           2,978,000
Agriculture                                                   759,000             992,000
All other loans, including overdrafts                         604,946             961,152
Deferred loan origination costs                                20,910              18,693
                                                       --------------     ---------------
                                                       $   16,330,856     $    16,490,845
                                                       ==============     ===============

Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. At December 31, 2000, and 1999 the Bank had approximately $940,500 and $28,000 in non-accruing loans.

With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $174,341 for the year ended December 31, 2000 and $11,719 for the year ended December 31, 1999.

As of December 31, 2000, there were no loans classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2000 the Bank had $183,000 of impaired loans. As of December 31, 1999 the Bank had no impaired loans.

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

On December 31, 2000 and 1999, the allowance for loan losses was $252,219 and $208,642, respectively. The ratio of the allowance for loan losses to net loans outstanding was 1.54% at December 31, 2000 and 1.27% at December 31, 1999. During 2000, the Bank experienced net charge-offs of $85,302 compared to net charge-offs of $88,028 in the prior year.

The Bank made recoveries of loans previously charged off of $17,666 and $16,921 for the years ended December 31, 2000 and 1999, respectively.

The Bank made provisions for loan losses of $111,213 for the year ended December 31, 2000. The Bank made no provision for loan losses for the year ended December 31, 1999 due to recoveries of $152,000 in 1998.

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

                                            Summary of Loan Loss Experience
                                            for the years ended December 31,
                                              2000                     1999
                                         ---------------         ---------------
Balance at beginning of year             $       208,642         $      279,749
Charge-offs:
    Commercial and industrial                     (7,000)               (48,000)
    Consumer                                     (78,302)               (40,028)
                                         ---------------         ---------------
                                                 (85,302)               (88,028)
                                         ---------------         ---------------
Recoveries:
    Commercial and industrial                      9,000                  2,000
    Real estate                                        -                  4,000
    Consumer                                       8,666                 10,921
                                         ---------------         ---------------
                                                  17,666                 16,921
                                         ---------------         ---------------
Net charge-offs                                  (67,636)               (71,107)

Provision for loan losses                        111,213                      -
                                         ---------------         ---------------
Balance at end of year                   $       252,219         $      208,642
                                         ===============         ===============

The following table presents the allocation of the allowance for loan losses at December 31, 2000 and 1999, based on the percentage of total loans in each category for the applicable year. Management does not segregate the allowance by category and the entire allowance is available to absorb losses from all categories.

                                                                     Years ended December 31,
                                               ----------------------------------------------------------------
                                                            2000                               1999
                                               ----------------------------------------------------------------
                                                                    % of                                % of
                                                 Amount             loans             Amount             loans
                                               -------------    -----------       ---------------    ----------
Commercial and industrial                      $      53,545           21.2%      $        47,306          22.7%
Real estate - construction                             9,297            3.7                 4,163           2.0
Real estate - mortgage                               114,412           45.4                94,548          45.3
Consumer installment                                  74,965           29.7                62,625          30.0
                                               -------------    -----------       ---------------    ----------

    Total                                      $     252,219          100.0%      $       208,642         100.0%
                                               =============    ===========       ===============    ==========

Management considers the allowance for loan losses adequate to cover inherent losses on loans outstanding as of December 31, 2000 and 1999. The determination of the allowance for loan losses using the Bank's procedures and methods is based upon judgements and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Bank will not sustain losses which are sizeable in comparison to the amount reserved or that subsequent evaluation of the loan portfolio will not require changes to the allowance for loan losses. The allowance for loan losses is also subject to review by regulatory agencies through periodic examinations. Such examination could result in required changes to the allowance for loan losses.

Investments

The Bank invests primarily in federal agency obligations and mortgage backed securities. Federal agency obligations are guaranteed by the United States.

The amortized cost and approximate fair value of investment securities, including maturities, are summarized as follows at December 31:

                                                                            2000
                                                  ------------------------------

                                                     Amortized          Fair
                                                       cost            value
                                                  -------------    -------------
AVAILABLE FOR SALE
    Federal Agencies
        One to five years                         $   3,800,000    $   3,758,469
                                                  -------------    -------------
    Mortgage backed
        Less than one year                              178,029          176,485
        One to five years                               667,836          655,190
        After ten years                                  71,033           71,652
                                                  -------------    -------------
                                                        916,898          903,327
                                                  -------------    -------------
    Total available for sale                      $   4,716,898    $   4,661,796
                                                  =============    =============

HELD TO MATURITY
----------------
    State, county and municipal
        One to five years                         $     247,514    $     249,540
        Five to ten years                               472,761          464,005
                                                  -------------    -------------
    Total held to maturity                        $     720,275    $     713,545
                                                  =============    =============


                                                                            1999
                                                  ------------------------------
                                                    Amortized          Fair
                                                       cost            value
                                                  -------------    -------------
AVAILABLE FOR SALE
    Federal Agencies
        One to five years                         $   2,500,000    $   2,437,977
        Five to ten years                             1,500,000        1,433,266
                                                  -------------    -------------
                                                      4,000,000        3,871,243
    Mortgage backed
        One to five years                             1,254,879        1,227,635
        After ten years                                  81,287           81,762
                                                  -------------    -------------
                                                      1,336,166        1,309,397
    Total available for sale                      $   5,336,166    $   5,180,640
                                                  =============    =============

HELD TO MATURITY
----------------
    State, county and municipal
        One to five years                         $     550,644    $     551,175
        Five to ten years                               472,002          438,675
                                                  -------------    -------------
    Total held to maturity                        $   1,022,646    $     989,850
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

Investment securities with an aggregate amortized cost of approximately $1,172,000 ($1,149,000 fair value) and $1,200,000 ($1,184,000 fair value) at
December 31, 1999, were pledged to secure public deposits and for other purposes.

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

The Bank's average interest-bearing deposits in 2000 were $19,117,454, compared to $19,813,000 in the prior year, a decrease of $695,500 or 3.51%.

The following tables presents, for the years ended December 31, 2000 and 1999, the average amount and average rate paid on each of the following deposit categories:

                                                              Average amount                   Average rate paid
                                                     ----------------------------------      ------------------------
                                                             2000               1999             2000         1999
                                                     ----------------   ---------------      ----------   -----------
Noninterest-bearing deposits                         $      5,163,931   $    4,997,345              -%             -%
Interest-bearing deposits
    Interest checking                                       6,645,888        7,088,868           2.11           2.20
    Savings deposits                                        2,217,811        3,054,208           2.19           2.28
    Money market                                              403,855          249,845           3.22           2.71
    Certificates of deposit                                 8,062,140        7,356,112           5.50           4.45
    Individual retirement accounts                          1,787,760        2,063,495           5.68           5.07

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

At December 31, 2000 and 1999, certificate of deposits of $100,000 or more totaled $1,998,000 and $2,045,853, respectively.

Return on Equity and Assets

The following table presents certain ratios relating to the Company's equity and assets:

                                                    Year ended December 31,
                                                  ---------------------------
                                                       2000            1999
                                                  --------------   ----------

Return on average total assets                          1.24%           1.47%
Return on average stockholders equity                  10.15%          13.23%
Cash dividend payout ratio                             36.87%          24.90%
Average equity to average assets ratio                 12.17%          11.12%

Dividends

State banking regulations restrict the amount of dividends that can be paid and require prior approval of the State Board of Financial Institutions. The Bank paid a cash dividend of 80 cents per share in January 2000 to stockholders of record as of December 31, 1999. The Bank paid a cash dividend of 65 cents per share in January 1999 to shareholders of record as of December 31, 1998.

Capital Resources

The capital base for the Bank increased by $283,075 during 2000. This is comprised of $343,196 of net income and a $66,279 unrealized gain on available for sale securities offset by $126,400 paid in dividends to stockholders. The Bank's equity to asset ratio was 12.60 percent on December 31, 2000, as compared to 12.07 percent on December 31, 1999.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of December 31, 2000, the Bank exceeds the capital requirement levels that are to be maintained.

                                                          Capital Ratios
                                                     (Amounts in Thousands)

                                                                      Well                        Adequately
                                                                  Capitalized                     Capitalized
                                           Actual                 Requirement                     Requirement
                                 -------------------------    ------------------------    ------------------------
                                  Amount          Ratio        Amount         Ratio        Amount          Ratio
                                 -----------      -----       -----------     -----       -----------      -----
Total capital (to risk
    weighted assets)             $     3,838       22.4%      $     1,712      10.0%      $     1,370       8.0%
Tier 1 capital (to risk
    weighted assets)                   3,624       21.2             1,027       6.0               685       4.0
Tier 1 capital (to average
    assets)                            3,624       12.5             1,444       5.0             1,155       4.0

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

At December 31, 2000, the Bank has an unused line of credit to purchase Federal funds from an unrelated bank totaling $2.5 million. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw this line at its option.

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

                                                                    Total          Over one
                                                                   Within          Year or
                                0-3 Months      4-12 Months       One Year      Non-Sensitive        Total
                                -----------     ------------      ----------    -------------      -----------
Earning assets
    Loans net of unearned
      income                    $     7,315     $      1,661      $    8,976    $       7,355      $    16,331
    Investment securities             4,420              248           4,668            5,184            9,852
                                -----------     ------------      ----------    -------------      -----------
      Total earning assets           11,735            1,909          13,644           12,539           26,183
    Percentage of total
      earning assets                  44.82%            7.29%          52.11%           47.89%          100.00%
Interest-bearing liabilities
    Certificates of deposits
      of $100,000 or more               622            1,376           1,998                -            1,998
    Other time and savings
      deposits                       11,787            5,602          17,389              561           17,950
                                -----------     ------------      ----------    -------------      -----------
      Total interest-bearing
        liabilities                  12,409            6,978          19,387              561           19,948
Other sources                             -                -               -            6,235            6,235
                                -----------     ------------      ----------    -------------      -----------
        Total sources           $    12,409     $      6,978      $   19,387    $       6,796      $    26,183
                                ===========     ============      ==========    =============      ===========
Percentage of total earning
    assets                            47.39%           26.65%          74.04%           25.96%          100.00%
Interest sensitive gap                 (674)          (5,069)         (5,743)           5,743                -
Cumulative interest sensitive
    gap                                (674)          (5,743)        (11,486)               -                -



                                                  Sources and Uses of Funds
                                    (Average Balances for Years Ended December 31 in Thousands)

                                                                               December 31,
                                                  -----------------------------------------------------------------
                                                              2000                                1999
                                                  ------------------------------       ----------------------------
                                                    Amount             Percent         Amount             Percent
Composition of sources:
    Demand deposits                               $        5,164       18.59%       $        4,997         17.81%
Now and money market                                       7,050       25.38                 7,339         26.15
    Time and savings deposits                             12,068       43.45                12,474         44.45
    Short-term borrowings                                      -           -                     2          0.01
    Other non interest-bearing funds                         114         .41                   129          0.46
    Stockholders' equity                                   3,381       12.17                 3,119         11.12
                                                  -------------- -----------        --------------     ---------
        Total sources                             $       27,777      100.00%       $       28,060        100.00%
                                                  ============== ===========        ==============     =========
Composition of uses:
    Loans*                                        $      16,721        59.37%      $        16,366         58.33%
    Investment securities                                 5,902        21.25                 6,264         22.32
    Other earning assets                                  3,097        11.15                 3,130         11.15
Other assets                                              2,057         8.23                 2,300          8.20
                                                  -------------  -----------       ---------------     ---------
        Total uses                                $      27,777       100.00%      $        28,060        100.00%
                                                  =============  ===========       ===============        ======

    *Loan balances stated net of unearned income

Sources of Funds

Average sources of funds decreased $283,000 to $27,777,000 in 2000 compared to $28,060,000 in 1999. This represents an decrease of 1.0% in total average sources of funds. Average NOW and money market deposits and time and savings deposits decreased $289,000 or 3.94% and $406,000 or 3.25%, respectively. This was partially offset by an increase of $167,000 in demand deposits, a 3.34% increase. Average loans increased $355,000 or 2.17% while average investment securities and other earning assets decreased $362,000 or 5.78% and $33,000 or 1.05%, respectively, to account for the overall decrease of total uses of funds in 2000.

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

Interstate Banking

         Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1998, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

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

Under provisions of the new legislation, which were effective March 11, 2000, banks securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

Employees

The Bank presently employs 15 full-time equivalent employees. Management believes that its employee relations are good.

ITEM 2. PROPERTIES
------- ----------

The Company's corporate office is located at 202 Cashua Street, Darlington, South Carolina. The building also houses the Bank's branch facilities and central operations, including data processing and accounting.


ITEM 3. LEGAL PROCEEDINGS
------- -----------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------- ---------------------------------------------------------------------

During the period covered by this report and to date, there has been no established trading market for the Bank's stock, and one is not expected to develop in the near future.

As of March 15, 2001, the number of holders of record for the Company's common stock was 503.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATION
        ------------

2000 Compared to 1999

Net income for the year ended December 31, 2000 was $343,196 compared to 1999 net income of $412,528. The Company earned $2.17 per common share in 2000 compared to $2.61 per share in 1999. The decrease in net income is mainly attributable to a $111,000 provision for loan losses in 2000 versus no provision in 1999 and increases in general and administrative expenses during 2000.

Net interest income, which is the difference between interest earned on the Company's interest earning assets and interest paid on interest bearing liabilities, was $1,374,198 for the year ended December 31, 2000 compared to $1,337,497 for the year ended December 31, 1999. Net interest income, which is the main driver of the Company's earnings increased $36,701 or 2.7% in 2000 over 1999. Interest income increased in 2000 due to a combination of higher balances and higher rates.

Average earning assets were $25,719,000 or 92.6% of total average assets as compared to $25,760,000 or 91.8% of total average assets in 1999. The primary types of earning assets are loans, investment securities and short-term investments. Loans comprised approximately 65.0% of the Bank's total earning assets, while investment securities comprised 23.0% and short-term investments 12.0% in 2000.

Average loans increased $355,000 or 2.17% during 2000 as compared to average loans in 1999. However, gross loans at December 31, 2000 decreased in comparison to balances at December 31, 1999 by approximately $160,000. At December 31, 2000 gross loans were $16,330,856.

Commercial, financial and agricultural loans comprised 29.6% of the loan portfolio as of December 31, 2000. Loans secured by real estate comprised 49.0% of the portfolio, while consumer and other loans comprised 21.4% of the loan portfolio as of year ended December 31, 2000.

The amount of net loans charged off in 2000 was approximately $68,000 compared to $71,000 in 1999 and $75,000 in 1998. The ratio of net charge-offs to average loans, net of unearned income, for 2000 was 0.41% as compared to 0.43% in 1999 and (0.45%) in 1998.

Provision for loan losses in 2000 was $111,000. There was no provision for loans losses made in 1999. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.55% at December 31, 2000 and 1.27% and 1.72% at December 31, 1999 and 1998, respectively. The increase in the allowance as a percentage of loans is due to an increase in non-performing assets at December 31, 2000. Loans greater than 60 days past due totaled $1,232,000 at December 31, 2000 compared to $1,058,000 at December 31, 1999. One loan totaling $926,000 is included in loans past due greater than 60 days. This loan is guaranteed up to $740,000 by the U. S. Government. Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of December 31, 2000.

Non-interest income decreased $10,839 or 3.9% in 2000 to $265,628 from $276,467 in 1999. Service charges on deposit accounts decreased $20,112 or 7.9% while other service charges and fees increased $6,273 or 30.0% in 2000 compared to 1999. The decrease in service fees on deposit accounts is due to a decrease in overdraft charges. Overdraft charges decreased $29,600 or 14.6% in 2000 compared to 1999. This decrease was partially offset by increases in other fees on deposit accounts. Life insurance commissions and credit card fees both increased (a 17.2% increase and a 94.2% increase, respectively) in 2000 over 1999 levels.

Non-interest expense increased $61,100 or 6.1% in 2000. Salaries and employee benefits expense increased $43,000 or 8.5% in 2000. Office supplies decreased $8,000 or 15.1%, which partially offset the increase in other operating expense and data processing fees. Other operating expense increased $$20,893 or 9.0% in 2000 mainly due to expenses related to misappropriations by a former employee. Data processing fees increased 3.9% during the year ended December 31, 2000.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

Inflation

Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

ITEM 7. FINANCIAL STATEMENTS
------- --------------------

The following financial statements are filed with this report:

-    Independent Auditor's Report
- Consolidated Balance Sheets as of December 31, 2000 and 1999 - Consolidated Statements of Income for the years ended December 31, 2000,
     1999 and 1998
- Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
- Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
-    Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTS AND FINANCIAL
------- -----------------------------------------------------------------------
        DISCLOSURE
        ----------

There has been no occurrence requiring a response to this item.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE
------- -----------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), which was filed within 120 days of the Bank's fiscal year end, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------- ----------------------

The information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

The information set forth under the caption "CERTAIN TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-------- --------------------------------

(a)       Exhibits

               None

(b)       Reports

               None

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              Darlington County Bancshares, Inc.
              ----------------------------------
                      Name of Bank



By: /s/ W. B. McCown, III                 Date: March 30, 2001
    --------------------------------            ---------------------------
     W. B. McCown, III, President and
     Chief Executive Officer
    (Principal Executive Officer)



By: /s/ Albert L. James, III              Date: March 30, 2001
    --------------------------------            ----------------------------
    Albert L. James, III, Secretary and Treasurer
    (Principal Financial Officer)

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                              Signature                                   Title                     Date
-------------------------------------------------------------     ---------------------        --------------



/s/ R. E. Goodson, Sr.                                            Chairman of the Board         March 25, 2001
--------------------------------------------------------------
R. E. Goodson, Sr.


/s/ Hubert C. Baker                                               Director                      March 25, 2001
--------------------------------------------------------------
Hubert C. Baker


/s/ W. Edwin Dargan                                               Director                      March 25, 2001
--------------------------------------------------------------
W. Edwin Dargan


/s/ Raymond Galloway                                              Director                      March 25, 2001
--------------------------------------------------------------
Raymond Galloway


/s/ Charles G. Howard                                             Director                      March 25, 2001
--------------------------------------------------------------
Charles G. Howard


/s/ Albert L. James, III                                          Director                      March 25, 2001
--------------------------------------------------------------
Albert L. James, III


/s/ G. Clyde Scott                                                Director                      March 25, 2001
--------------------------------------------------------------
G. Clyde Scott


/s/ Eugene A. Vaughn                                              Director                      March 25, 2001
--------------------------------------------------------------
Eugene A. Vaughn


/s/ W. B. McCown, III                                             President and Chief           March 25, 2001
--------------------------------------------------------------    Executive Officer
W. B. McCown, III


                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                           DARLINGTON, SOUTH CAROLINA


                                    CONTENTS


                                                                   PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-1

FINANCIAL STATEMENTS
     Consolidated balance sheets                                    F-2
     Consolidated statements of income                              F-3
     Consolidated statements of stockholders' equity                F-4
     Consolidated statements of cash flows                          F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-6 - F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders
Darlington County Bancshares, Inc. and Subsidiary
Darlington, South Carolina


             We have audited the accompanying consolidated balance sheets of Darlington County Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Darlington County Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with auditing standards generally accepted in the United States of America.



                                           /s/ Elliott Davis & Company LLP

January 11, 2001


                  DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                               ---------------------------------
                                                                   2000                  1999
                                                               -----------           -----------
ASSETS

CASH AND DUE FROM BANKS                                        $ 1,089,597           $ 1,409,349
FEDERAL FUNDS SOLD                                               4,420,000             1,960,000
INVESTMENT SECURITIES HELD TO MATURITY
     (fair value $713,545 in 2000 and $989,850 in 1999)            720,275             1,022,646
INVESTMENT SECURITIES AVAILABLE FOR SALE                         4,661,796             5,180,640
OTHER INVESTMENTS, AT COST                                          50,405                50,405
LOANS                                                           16,330,856            16,490,845
     Less allowance for loan losses                               (252,219)             (208,642)
                                                               -----------           -----------
            Net loans                                           16,078,637            16,282,203
PREMISES AND EQUIPMENT                                             875,051               914,260
ACCRUED INTEREST RECEIVABLE                                        421,380               398,394
OTHER ASSETS                                                       152,624               149,080
                                                               -----------           -----------
                                                               $28,469,765           $27,366,977
                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
     Demand                                                    $ 4,788,254           $ 4,645,315
     Savings and NOW                                             9,245,878             9,850,149
     Other time                                                 10,715,949             9,439,007
                                                               -----------           -----------
            Total deposits                                      24,750,081            23,934,471
OTHER LIABILITIES                                                  132,727               128,624
                                                               -----------           -----------
            Total liabilities                                   24,882,808            24,063,095
                                                               -----------           -----------

COMMITMENTS AND CONTINGENCIES - Note 9

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value, 1,000,000 shares authorized,
         158,000 shares issued and outstanding at December 31,
         2000 and 1999                                              1,580                 1,580
     Capital in excess of par value of stock                    1,617,920             1,617,920
     Retained earnings                                          2,003,826             1,787,030
     Accumulated other comprehensive loss                         (36,369)             (102,648)
                                                              -----------           -----------
            Total stockholders' equity                          3,586,957             3,303,882
                                                              -----------           -----------

                                                              $28,469,765           $27,366,977
                                                              ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                           DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF INCOME


                                                                                           For the years ended December 31,
                                                                         ----------------------------------------------------------
                                                                                2000                1999               1998
                                                                         -------------------   ----------------  ------------------
INTEREST INCOME
     Loans                                                                      $ 1,585,826         $1,477,742         $ 1,542,452
     Investment securities
         Taxable                                                                    322,026            317,797             204,211
         Exempt from federal income taxes                                            34,266             45,865              40,631
                                                                         -------------------   ----------------  ------------------
            Total interest on investment securities                                 356,292            363,662             244,842
     Federal funds sold                                                             176,072            156,072             222,853
     Other                                                                            2,531              4,473               2,380
                                                                         -------------------   ----------------  ------------------
            Total interest income                                                 2,120,721          2,001,949           2,012,527
INTEREST EXPENSE
     Deposits                                                                       746,523            664,452             747,584
                                                                         -------------------   ----------------  ------------------
            Net interest income                                                   1,374,198          1,337,497           1,264,943
PROVISION FOR LOAN LOSSES                                                           111,213                  -              22,183
                                                                         -------------------   ----------------  ------------------
            Net interest income after provision for loan losses                   1,262,985          1,337,497           1,242,760
NONINTEREST INCOME
     Service charges on deposit accounts                                            238,422            255,534             231,409
     Other service charges and fees                                                  27,206             20,933              26,841
                                                                         -------------------   ----------------  ------------------
            Total noninterest income                                                265,628            276,467             258,250
NONINTEREST EXPENSES
     Salaries and employee benefits                                                 549,827            506,880             464,131
     Occupancy                                                                       64,951             62,587              51,168
     Furniture and equipment                                                         63,283             63,802              56,525
     Office supplies                                                                 45,549             53,628              46,583
     Data processing fees                                                            93,014             89,484              64,942
     Other operating                                                                251,948            231,055             202,445
                                                                         -------------------   ----------------  ------------------
            Total noninterest expenses                                            1,068,572          1,007,436             885,794
                                                                         -------------------   ----------------  ------------------
            Income before income taxes                                              460,041            606,528             615,216
PROVISION FOR INCOME TAXES                                                          116,845            194,000             205,000
                                                                         -------------------   ----------------  ------------------
            Net income                                                          $   343,196        $   412,528         $   410,216
                                                                         ===================   ================  ==================
NET INCOME PER SHARE OF COMMON STOCK                                            $      2.17        $      2.61         $      2.60
                                                                         ===================   ================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                           DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         For the years ended December 31, 2000, 1999, and 1998

                                                                       Capital in                     Accumulated        Total
                                                 Common Stock           excess of                     other com-         stock-
                                            -----------------------     par value       Retained      prehensive        holders'
                                              Shares        Amount      of stock        earnings     income (loss)       equity
                                            ----------    ---------   --------------  -------------  --------------  ---------------
BALANCE, DECEMBER 31, 1997                     158,000    $ 790,000       $ 829,500     $1,153,886    $      2,620     $  2,776,006
                                                                                                                        ------------
    Net income                                                                             410,216                          410,216
    Other comprehensive income, net of
       income taxes of $3,209:
       Unrealized gain on securities
           available for sale                                                                                8,408            8,408
                                                                                                                        ------------
       Comprehensive income                                                                                                 418,624
    Cash dividend, $.55 per share                                                          (86,900)                         (86,900)
                                            ----------- ------------  --------------  -------------  --------------     ------------
BALANCE, DECEMBER 31, 1998                     158,000      790,000         829,500      1,477,202          11,028        3,107,730
                                                                                                                        ------------
    Net income                                                                             412,528                          412,528
    Par value conversion                                   (788,420)        788,420                                               -
    Other comprehensive income, net of
       income tax benefit of $58,708:
       Unrealized loss on securities
           available for sale                                                                             (113,676)        (113,676)
                                                                                                                        ------------
       Comprehensive income                                                                                                 298,852
    Cash dividend, $.65 per share                                                         (102,700)                        (102,700)
                                            ----------- ------------  --------------  -------------  --------------     ------------
BALANCE, DECEMBER 31, 1999                     158,000        1,580       1,617,920      1,787,030        (102,648)       3,303,882
                                                                                                                        ------------
    Net income                                                                             343,196                          343,196
    Other comprehensive income, net of
       income tax benefit of $34,145:
       Unrealized gain on securities
           available for sale                                                                               66,279           66,279
                                                                                                                        ------------
       Comprehensive income                                                                                                 409,475
    Cash dividend, $.80 per share                                                         (126,400)                        (126,400)
                                            ----------- ------------  --------------  -------------  --------------     ------------

BALANCE, DECEMBER 31, 2000                     158,000    $   1,580    $  1,617,920    $ 2,003,826     $   (36,369)     $ 3,586,957
                                            =========== ============  ==============  =============  ==============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                           DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              For the years ended December 31,
                                                                              ------------------------------------------------------
                                                                                    2000               1999               1998
                                                                              -----------------  ------------------  ---------------
OPERATING ACTIVITIES
     Net income                                                                      $ 343,196           $ 412,528        $ 410,216
     Adjustments to reconcile net income to
        net cash provided by operating activities
        Depreciation                                                                    60,889              58,806           43,649
        Amortization and accretion                                                         356               4,690            6,180
        Provision for loan losses                                                      111,213                   -           22,183
        Benefit for deferred income taxes                                              (12,865)             (8,000)         (45,700)
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                           (22,986)            (58,956)           4,706
          (Increase) decrease in other assets                                          (24,825)            (62,406)          80,921
          Increase (decrease) in other liabilities                                       4,103             (65,186)         (33,708)
                                                                              -----------------  ------------------  ---------------
            Cash provided by operating activities                                      459,081             281,476          488,447
                                                                              -----------------  ------------------  ---------------
INVESTING ACTIVITIES
     Decrease (increase) in federal funds sold                                      (2,460,000)          5,310,000       (3,890,000)
     Proceeds from maturities of investment securities
        held to maturity                                                               300,000             204,000                -
     Proceeds from maturities of investment securities
        available for sale                                                             921,283           1,064,738        2,940,842
     Purchase of investment securities held to maturity                                      -            (471,370)               -
     Purchase of investment securities available for sale                             (300,000)         (2,000,000)      (4,112,563)
     Net (increase) decrease in loans                                                   92,354            (335,004)         (96,260)
     Purchases of premises and equipment                                               (21,680)            (85,666)        (349,233)
     Net decrease in foreclosed real estate                                                  -              67,669           15,000
                                                                              -----------------  ------------------  ---------------
            Cash provided by (used for) investing activities                        (1,468,043)          3,754,367       (5,492,214)
                                                                              -----------------  ------------------  ---------------
FINANCING ACTIVITIES
     Dividends declared                                                               (126,400)           (102,700)         (86,900)
     Increase (decrease) in deposits                                                   815,610          (3,395,601)       4,997,478
                                                                              -----------------  ------------------  ---------------
            Cash provided by (used for) financing activities                           689,210          (3,498,301)       4,910,578
                                                                              -----------------  ------------------  ---------------
            Increase (decrease) in cash and due from banks                            (319,752)            537,542          (93,189)
                                                                              -----------------  ------------------  ---------------
CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                           1,409,349             871,807          964,996
                                                                              -----------------  ------------------  ---------------
CASH AND DUE FROM BANKS, END OF YEAR                                                $1,089,597        $  1,409,349      $   871,807
                                                                              =================  ==================  ===============
SUPPLEMENTAL DISCLOSURES
     Schedule of cash paid for:
        Interest                                                                    $  719,539        $    677,933      $   752,614
                                                                              =================  ==================  ===============
        Income taxes                                                                $  129,320             290,915          237,155
                                                                              ================   ==================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

    Principles of consolidation and nature of operations
      Darlington County Bancshares, Inc. (the "Company") was organized in July 1999 for the purpose of being the holding company for Darlington County Bank (the "Bank"). On July 1, 1999, pursuant to a Plan of Exchange approved by the stockholders', all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no other business than that of owning the Bank, has no employees and operates as one business segment. The Company is subject to regulations by the Federal Reserve Board. The consolidated financial statements include the accounts of the Company and the Bank with all intercompany balances and transactions having been eliminated. For ease of presentation, the formation of the holding company has been treated as if it occurred at the earliest date presented in these financial statements. This presentation has no effect on net income or stockholders' equity.

      The Bank operates under a state charter and provides full banking services to its customers. The Bank is subject to regulation of the State Board of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank makes commercial and personal loans to individuals and small businesses located primarily in the South Carolina midlands region. The Bank has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

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

    Investment Securities
      The Bank accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at fair value. Unrealized gains or losses are reported as a component of stockholders' equity, accumulated other comprehensive loss, net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held to maturity, the Bank must have the ability to hold the securities to maturity. Trading securities are carried at market value. The Bank has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

    Loans
      Interest on loans is accrued into income based upon the interest method. Loan origination and commitment fees and direct loan origination costs are deferred and amortized over the contractual life of the related loans or commitments as an adjustment of the related loan yields.

                                                                     (Continued)
                                       F-6

    Allowance for loan losses
      The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Allowances for loan losses are subject to review by various regulatory authorities and may be subject to adjustment upon their examination.

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

    Net income per share
      Net income per share is computed on the basis of the weighted average number of common shares outstanding, 158,000 shares in 2000, 1999 and 1998. The Company has no instruments which are dilutive; therefore, only basic net income per share of common stock is presented.

    Recently issued accounting standards
      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

      Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

    Reclassifications
      Certain previously reported amounts have been reclassified to conform to the current year presentation. Such changes had no effect on previously reported net loss or shareholders' equity.

    Risks and uncertainties
      In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest earning assets.

      Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Credit risk also applies to investment securities should the issuer of the security be unable to make principal and interest payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company and the valuation of investment securities.

                                                                     (Continued)

      The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgements based on information available to them at the time of their examination.

      In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered. Actual results could differ significantly from those estimates and assumptions.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2000 and 1999 were approximately $245,000 and $197,000, respectively.


NOTE 3 - INVESTMENT SECURITIES

          The  amortized   cost  and   approximate   fair  value  of  investment
securities, including maturities, are summarized as follows at December 31:

                                                              2000
                                    -------------------------------------------------------
                                                          Gross unrealized
                                        Amortized     -----------------------       Fair
                                          cost           gains        losses        value
                                    ---------------   ----------   ----------   ------------
AVAILABLE FOR SALE
   Federal Agencies
     One to five years              $     3,800,000   $    1,031   $   42,562   $  3,758,469
                                    ---------------   ----------   ----------   ------------
   Mortgage backed
     Less than one year                     178,029            -        1,544        176,485
     One to five years                      667,836            -       12,646        655,190
     After ten years                         71,033          619            -         71,652
                                    ---------------   ----------   ----------   ------------
                                            916,898          619       14,190        903,327
                                    ---------------   ----------   ----------   ------------
   Total available for sale         $     4,716,898   $    1,650   $   56,752   $  4,661,796
                                    ===============   ==========   ==========   ============
HELD TO MATURITY
----------------
   State, county and municipal
     One to five years              $       247,514   $    2,026   $        -   $   249,540
     Five to ten years                      472,761            -        8,756       464,005
                                    ---------------   ----------   ----------   -----------
Total held to maturity              $       720,275   $    2,026   $    8,756   $   713,545
                                    ===============   ==========   ==========   ===========





                                                                     (Continued)


                                                        1999
                                  --------------------------------------------------------
                                                        Gross unrealized
                                     Amortized      -----------------------       Fair
                                       cost            gains        losses        value
                                  ---------------   ----------   ----------   ------------
AVAILABLE FOR SALE
   Federal Agencies
     One to five years            $     2,500,000   $        -   $   62,023  $   2,437,977
     Five to ten years                  1,500,000            -       66,734      1,433,266
                                  ---------------   ----------   ----------  -------------
                                        4,000,000            -      128,757      3,871,243
                                  ---------------   ----------   ----------  -------------
   Mortgage backed
     One to five years                  1,254,879            -       27,244      1,227,635
     After ten years                       81,287          475            -         81,762
                                  ---------------   ----------   ----------   ------------
                                        1,336,166          475       27,244      1,309,397
                                  ---------------   ----------   ----------  -------------
   Total available for sale       $     5,336,166   $      475   $  156,001  $   5,180,640
                                  ===============   ==========   ==========  =============
HELD TO MATURITY
----------------
   State, county and municipal
     One to five years            $       550,644   $      531   $        -  $     551,175
     Five to ten years                    472,002            -       33,327        438,675
                                  ---------------   ----------   ----------  -------------
Total held to maturity            $     1,022,646   $      531   $   33,327  $     989,850
                                  ===============   ==========   ==========  =============

          For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on an average maturity life computation of the underlying collateral. The mortgage-backed securities may mature earlier than their average maturity lives because of principal prepayments.

          Investment securities with an aggregate amortized cost of approximately $1,172,000 ($1,149,000 fair value) at December 31, 2000 and $1,200,000 ($1,184,000 fair value) at December 31, 1999, were pledged to secure public deposits and for other purposes. Fair value of investment securities is determined using quoted market prices.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

          Following is a summary of loans by major classification:

                                                                   December 31,
                                                    ----------------------------------
                                                          2000                1999
                                                    ---------------     --------------
Real estate - mortgage                              $     7,408,000     $    7,473,000
Real estate - construction                                  602,000            329,000
Commercial and industrial                                 3,467,000          3,739,000
Loans to individuals for household, family and
               other consumer expenditures                3,469,000          2,978,000
Agriculture                                                 759,000            992,000
All other loans, including overdrafts                       604,946            961,152
Deferred loan origination costs                              20,910             18,693
                                                    ---------------     --------------
                                                    $    16,330,856     $   16,490,845
                                                    ===============     ==============

                                                                     (Continued)

           Changes in the allowance for loan losses are summarized as follows for the years ended December 31,:

                                                                            2000             1999             1998
                                                                    -----------------   -------------     --------------
Balance, beginning of year                                          $      208,642    $       279,749     $      182,802
Recoveries of loans previously charged
           against the allowance                                            17,666             16,921            151,614
Provision for loan losses                                                  111,213                  -             22,183
Loans charged against the allowance                                        (85,302)           (88,028)           (76,850)
                                                                    ---------------   ---------------     --------------
        Balance, end of year                                        $      252,219    $       208,642     $      279,749
                                                                    ==============    ===============     ==============

          At December 31, 2000 and 1999, non-accrual loans totaled approximately $940,500 and $28,000, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $174,341 in 2000, $11,719 in 1999 and $15,088 in 1998. No
     interest was recorded on nonaccrual loans in 2000, 1999 and 1998. As of December 31, 2000 the Bank had $183,000 of impaired loans. As of December 31, 1999 the Bank had no impaired loans.

NOTE 5 -  PREMISES AND EQUIPMENT

           Premises and equipment at December 31 is summarized as follows:

                                                                  2000             1999
                                                          -------------------- -------------

        Land and buildings                                $       964,580     $      954,850
        Furniture, fixtures and equipment                         500,609            488,659
                                                          ---------------     --------------

                                                                1,465,189          1,443,509
          Less accumulated depreciation and amortization          590,138            529,249
                                                          ---------------     --------------

                                                          $       875,051     $      914,260
                                                          ===============     ==============

           Depreciation and amortization of bank premises and equipment charged to operating expense totaled $60,889 in 2000, $58,806 in 1999 and $43,649 in 1998.

NOTE 6 - DEPOSITS

           At December 31, 2000 and 1999, certificates of deposit of $100,000 or more totaled approximately $1,998,000 and $2,046,000, respectively. Interest expense on these deposits was $105,302 in 2000, $75,263 in 1999 and $63,864 in 1998.

           At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

        2001                                  $    10,155,143
        2002                                          471,243
        2003                                           89,563
                                              ---------------
                                              $    10,715,949

NOTE 7 - UNUSED LINES OF CREDIT

           At December 31, 2000, the Bank has an unused short-term line of credit to purchase Federal funds from an unrelated bank totaling $2,500,000. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw this line at its option.


NOTE 8 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31,:

                                                                            2000                 1999            1998
                                                                    --------------    ---------------      -------------
    Income taxes currently payable
        Federal                                                       $    119,460       $    183,000      $     232,200
        State                                                               10,250             19,000             18,500
                                                                    --------------    ---------------
                                                                           129,710            202,000            250,700
                                                                    --------------    ---------------     --------------
    Tax consequences of differences
        Loan losses                                                        (14,816)                 -            (37,202)
        Depreciation                                                        (1,344)             1,630             (5,275)
        Other                                                                3,295             (9,630)            (3,223)
                                                                   ---------------    ---------------    ---------------

                                                                           (12,865)            (8,000)           (45,700)
                                                                    --------------    ---------------     --------------

               Provision                                            $      116,845    $       194,000     $      205,000
                                                                    ==============    ===============     ==============

           The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                        Deferred tax asset (liability)
                                                      ----------------------------------
                                                            2000             1999
                                                      ---------------     --------------
    Allowance for loan losses                         $        85,754     $       70,938
    Accumulated depreciation                                  (34,505)           (35,849)
    Unrealized loss on investment securities                   18,734             52,879
    Other, net                                                (23,823)             5,202
                                                      ---------------     --------------
                                                      $        46,160     $       93,170
                                                      ===============     ==============

           The net deferred tax asset (liability) is reported in the appropriate category of other assets or other liabilities in the balance sheets at December 31, 2000 and 1999.








                                                                     (Continued)

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                            2000                      1999                      1998
                                                     --------------------     --------------------      -------------------
                                                          Amount      %            Amount     %            Amount      %
                                                     -----------   ------     -----------  -------      ---------   -------
    Tax expense at statutory rate                    $   156,414     34.0%    $   206,220      34.0%   $  209,200     34.0%
    Increase (decrease) in taxes
        resulting from:
        Tax exempt interest                              (17,221)    (3.7)        (21,975)     (3.6)      (20,245)    (3.3)
        State bank tax (net of
          federal benefit)                                 9,201      2.0          11,400       1.9        11,230      1.8
    Other - net                                          (31,549)    (6.9)         (1,645)      (.3)        4,815       .8
                                                     -----------   ------     -----------  --------    ----------   -------
          Tax provision                              $   116,845     25.4%    $   194,000      32.0%   $  205,000     33.3%
                                                     ===========   ======     ===========  ========    ==========   ======

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

    Financial instruments whose contract amounts                    Contract
        represent credit risk at December 31, 2000:                  amount
                                                                ---------------
          Commitments to extend credit                          $     4,214,000
                                                                ===============

    Of these commitments to extend credit, $3,790,000 are at variable rates and $424,000 are at fixed rates.

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

NOTE 10 - CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

            SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment, accrued interest receivable and payable and other assets and liabilities.

                                                                     (Continued)

            For cash and due from banks, Federal funds sold, and other investments, the carrying value is a reasonable estimate of fair value.

            For investment securities held to maturity and available for sale, fair value is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

            The fair value of loans is estimated based upon discounted future cash flows at the weighted average rates in the portfolio compared to discounted future cash flows using discount rates comparable to rates currently offered for such loans.

            The fair value of deposits is estimated by discounting the amounts payable at the rates currently offered for deposits of similar account types.

            The carrying amounts and calculated fair values of the Company's financial instruments are as follows:

                                                                                        December 31,
                                                           ------------------------------------------------------------------
                                                                        2000                              1999
                                                           ------------------------------     -------------------------------
                                                              Carrying        Calculated         Carrying        Calculated
                                                               amount         fair value          amount         fair value
                                                           --------------   -------------     -------------   ---------------
   Financial assets:
     Cash and due from banks                               $    1,089,597   $   1,089,597     $   1,409,349    $    1,409,349
     Federal funds sold                                         4,420,000       4,420,000         1,960,000         1,960,000
     Investment securities held to maturity                       720,275         713,545         1,022,646           989,850
     Investment securities available for sale                   4,661,796       4,661,796         5,180,640         5,180,640
     Other investments                                             50,405          50,405            50,406            50,405
     Loans                                                     16,078,637      16,778,058        16,282,204        16,550,860
   Financial liabilities:
     Deposits                                                  24,750,081      23,722,953        23,934,471        23,886,602

            The Company had $4,214,000 of off-balance sheet financial commitments, which are commitments to originate loans and unused lines of credit. Since these obligations are based on current market rates, the carrying amount is considered to be a reasonable estimate of fair value.

            Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of December 31, 2000 and 1999. Changes in market interest rates and prepayment assumptions could significantly change the fair value. Therefore, management believes that the foregoing information is of limited value and has no basis for determining whether the fair value presented would be indicative of the value which could be negotiated during an actual sale.

                                                                     (Continued)

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, loan servicing portfolio, deferred tax assets and liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.


NOTE 11 - RESTRICTIONS ON DIVIDENDS

            The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Banking regulations restrict the amount of dividends that can be paid by the Bank and require approval of the State Board of Financial Institutions.


NOTE 12 - TRANSACTIONS WITH DIRECTORS, OFFICERS AND ASSOCIATES

            Directors and officers of the Company and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in the loan transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all officers and directors, including immediate family and business interests, at December 31, 2000 and 1999, were $1,031,840 and $290,579, respectively. During 2000, $888,265 in new loans were made to this group and repayments of $147,004 were received. Deposits by directors, officers and their related interests, as of December 31, 2000 and 1999, approximated $894,185 and $750,637, respectively.

NOTE 13 - RETIREMENT PLAN

            The Bank sponsors Simplified Employee Pension (SEP) individual retirement accounts for all officers and employees meeting certain age and service requirements. Contributions are at the discretion of and determined annually by the Board of Directors and are not to exceed the maximum amount deductible under the applicable section of the Internal Revenue Code. Included in expenses are contributions to the retirement plan of $19,191, $25,035 and $17,100 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 14 - REGULATORY MATTERS

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


                                                                     (Continued)

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

            As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:


                                                                                                          To be well
                                                                                                      capitalized under
                                                                                  For capital         prompt corrective
                                                                              adequacy purposes       action provisions
                                                                           ----------------------   ---------------------
                                                           Actual                  Minimum                 Minimum
                                                 ----------------------    ----------------------   ---------------------
                                                 Amount         Ratio       Amount        Ratio      Amount       Ratio
                                                 ------       ---------    ------------  --------   -----------  --------
As of December 31, 2000
   Total Capital (to risk weighted assets)       $    3,838        22.4%   $      1,370      8.0%   $    1,712     10.0%
   Tier I Capital (to risk weighted assets)           3,624        21.2             685      4.0         1,027      6.0
   Tier I Capital (to average assets)                 3,624        12.5           1,155      4.0         1,444      5.0
As of December 31, 1999
   Total Capital (to risk weighted assets)       $    3,631        21.5%   $      1,354      8.0%   $    1,692     10.0%
   Tier I Capital (to risk weighted assets)           3,422        20.2             677      4.0         1,015      6.0
   Tier I Capital (to average assets)                 3,422        12.1           1,133      4.0         1,416      5.0


NOTE 15 - PARENT COMPANY FINANCIAL INFORMATION

     Following  is  condensed   financial   information  of  Darlington   County
Bancshares, Inc. (parent company only):

                             CONDENSED BALANCE SHEET

                                                            December 31,
                                                       2000             1999
                                                 --------------    -------------
ASSETS
   Investment in Bank subsidiary                 $    3,586,957    $   3,319,127
                                                 ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Due to Bank subsidiary                        $            -    $      15,245
   Stockholders' equity                               3,586,957        3,303,882
                                                 --------------    -------------

                                                 $    3,586,957    $   3,319,127
                                                 ==============    =============

                                                                     (Continued)

                          CONDENSED STATEMENT OF INCOME

                                                                December 31,
                                                        -------------------------------
                                                             2000             1999
                                                        --------------    -------------
INCOME                                                  $      141,645    $           -
EXPENSES
   Legal fees                                                        -           15,245
                                                        --------------    -------------
INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
   NET INCOME OF BANK SUBSIDIARY                               141,645          (15,245)
EQUITY IN UNDISTRIBUTED NET INCOME OF
   BANK SUBSIDIARY                                             201,551          427,773
                                                        --------------    -------------
    Net income                                          $      343,196      $    412,528
                                                        ==============    ==============

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                          December 31,
                                                                -------------------------------
                                                                     2000             1999
                                                                --------------    -------------
OPERATING ACTIVITIES
   Net income                                                   $      343,196    $     412,528
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed net income of Bank subsidiary            (201,551)        (427,773)
     Increase (decrease) in due to Bank subsidiary                     (15,245)          15,245
                                                                --------------    -------------

         Net cash provided by operating activities                     126,400                -

FINANCING ACTIVITY
   Dividends paid                                                     (126,400)               -
CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                   -                -
                                                                --------------    -------------

CASH AND DUE FROM BANKS, END OF YEAR                            $            -    $           -
                                                                ==============    =============

