Form 10QSB
period 2001-03-31
DARLINGTON COUNTY BANCSHARES INC
filed 2001-05-15
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001

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


Common Stock - $.01 Par Value
158,000 Shares Outstanding on April 30, 2001

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-------

                       DARLINGTON COUNTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                           (Unaudited)        (Audited)
                                                                                             March 31,       December 31,
                                                                                               2001             2000
                                                                                        ----------------  ---------------
ASSETS
   Cash and due from banks                                                              $          1,176  $         1,090
   Investment securities - held to maturity                                                          720              720
   Investment securities - available for sale                                                      4,673            4,662
   Other investments, at cost                                                                         50               50
   Federal funds sold                                                                              4,700            4,420

   Loans                                                                                          16,765           16,331
   Less allowance for loan losses                                                                   (250)            (252)
                                                                                        ----------------- ----------------
       Loans - net                                                                                16,515           16,079
   Premises and equipment - net                                                                      999              875
   Other assets                                                                                      592              574
                                                                                        ----------------- ---------------
       Total assets                                                                     $         29,425  $        28,470
                                                                                        ================= ===============

 LIABILITIES
   Deposits
     Demand deposits                                                                    $          4,776  $         4,788
     Savings and NOW accounts                                                                     10,369            9,246
     Time deposits $100,000 and over                                                               1,517            1,722
     Other time deposits                                                                           9,098            8,994
                                                                                        ----------------- ----------------
       Total deposits                                                                             25,760           24,750

   Other liabilities                                                                                 118              132
                                                                                        ----------------- ----------------
       Total liabilities                                                                          25,878           24,882
                                                                                        ----------------- ----------------

STOCKHOLDERS' EQUITY
   Common stock - $.01 par value authorized, issued and
     outstanding 158,000 shares at March 31, 2001 and
     December 31, 2000                                                                                 2                2
   Additional paid in capital                                                                      1,618            1,618
   Retained earnings                                                                               1,908            2,004
   Accumulated other comprehensive gain (loss)                                                        19              (36)
                                                                                        ----------------- ----------------
       Total stockholders' equity                                                                  3,547            3,588
                                                                                        ----------------- ----------------
       Total liabilities and stockholders' equity                                       $         29,425  $        28,470
                                                                                        ================= ================

                 See notes to consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                           Three months ended March 31,
                                                                                               2001             2000
                                                                                        ----------------  ---------------
INTEREST INCOME
   Loans, including fees                                                                $            363  $           389
   Investment securities
     U. S. Government Agencies                                                                        72               80
     Municipal securities                                                                              8               11
     Other equity securities                                                                           1                1
   Federal funds sold and securities purchased
     under agreements to resell                                                                       61               43
                                                                                        ----------------  ---------------
       Total interest income                                                                         505              524
                                                                                        ----------------  ---------------
INTEREST EXPENSE
   Time deposits $100,000 and over                                                                    23               27
   Other deposits                                                                                    192              143
                                                                                        ----------------  ---------------
       Total interest expense                                                                        215              170
                                                                                        ----------------  ---------------
NET INTEREST INCOME                                                                                  290              354
PROVISION FOR LOAN LOSSES                                                                             15                9
                                                                                        ----------------  ---------------
       Net interest income after provision for loan losses                                           275              345
                                                                                        ----------------  ---------------
NONINTEREST INCOME
   Service charges on deposit accounts                                                                69               53
   Other service charges, commissions and fees                                                         5                5
                                                                                        ----------------  ---------------
       Total noninterest income                                                                       74               58
                                                                                        ----------------  ---------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                                                    139              126
   Net occupancy                                                                                      17               20
   Furniture and equipment                                                                            14               16
   Other                                                                                              98               90
                                                                                        ----------------  ---------------
       Total noninterest expenses                                                                    268              252
                                                                                        ----------------  ---------------
   Income before income taxes                                                                         81              151
   Provision for income taxes                                                                         19               36
                                                                                        ----------------  ---------------
       Net income                                                                       $             62  $           115
                                                                                        ================  ===============

PER SHARE
   Average shares outstanding                                                                    158,000          158,000
                                                                                        ================  ===============
   Net income                                                                           $            .39  $          0.73
                                                                                        ================  ===============
   Dividends paid                                                                       $           1.00  $          0.80
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

                       DARLINGTON COUNTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                               Common stock                                       Accumulated
                                            ------------------                                   other compre-
                                            Number                Additional                       hensive
                                              of                    paid in      Retained           income
                                            shares     Amount       capital      earnings           (loss)         Total
                                            ------     ------     -----------    --------        ------------      -----

BALANCE, JANUARY 1, 2000                    158,000  $        2   $    1,618  $      1,787     $       (103)  $     3,304

Net income for period                             -           -            -           115                -           115

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale                -           -            -             -              (44)          (44)
                                                                                               ------------   -----------
   Comprehensive income                                                                                                71
Cash dividend ($.80 per share)                    -           -            -          (127)               -          (127)
                                            -------  ----------   ----------  ------------     ------------   -----------

BALANCE, MARCH 31, 2000                     158,000  $        2   $    1,618  $      1,775     $       (147)  $     3,248
                                            =======  ==========   ==========  ============     ============   ===========

BALANCE, JANUARY 1, 2001                    158,000  $        2   $    1,618  $      2,004     $        (36)  $     3,588

Net income for period                             -           -            -            62                -            62

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale                -           -            -             -               55            55
                                                                                               ------------   -----------
   Comprehensive income                                                                                               117
Cash dividend ($1.00 per share)                   -           -            -          (158)               -          (158)
                                            -------  ----------   ----------  ------------     ------------   -----------

BALANCE, MARCH 31, 2001                     158,000  $        2   $    1,618  $      1,908     $         19   $     3,547
                                            =======  ==========   ==========  ============     ============   ===========










                 See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                           Three months ended March 31,
                                                                                        ---------------------------------
                                                                                              2001              2000
                                                                                        ----------------  ---------------
OPERATING ACTIVITIES
   Net income                                                                           $             62  $           115
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses                                                                        (2)               9
     Depreciation                                                                                     12               22
     Increase in accrued interest receivable                                                         (27)             (73)
     Decrease in other assets                                                                          9               91
     Decrease in other liabilities                                                                   (14)             (74)
                                                                                        ----------------  ---------------
         Net cash provided by operating activities                                                    40               90
                                                                                        ----------------  ---------------

INVESTING ACTIVITIES
   (Increase) decrease in Federal funds sold                                                        (280)            (240)
   Proceeds from maturities of investment securities
     available for sale                                                                               44              225
    Purchase of investment securities available for sale                                               -                -
   Net (increase) decrease in loan balances                                                         (434)             (38)
   Purchase of equipment                                                                            (136)             (10)
                                                                                        ----------------  ---------------
         Net cash used for investing activities                                                     (806)             (63)
                                                                                        ----------------  ---------------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                             1,010              (39)
   Cash dividends paid                                                                              (158)            (127)
                                                                                        ----------------  ---------------
         Net cash used for financing activities                                                      852             (166)
                                                                                        ----------------  ---------------
         Increase (decrease) in cash and cash equivalents                                             86             (139)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     1,090            1,409
                                                                                        ----------------  ---------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                               $          1,176  $         1,270
                                                                                        ================  ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (decrease) in net unrealized gains on securities available for sale         $             55  $           (44)
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

ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2000 Annual Report of Darlington County Bancshares, Inc. Results of operations for the three months ending March 31, 2001 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS
     The Company's net income for the first quarter of 2001 wa s $62,00 or $.39 per share as compared to $115,000 or $.73 per share for the first quarter of 2000. The Bank's net interest income decreased $45,000 compared to the first quarter of 2000. This decrease is due primarily to a group of certificate deposits with interest rates averaging 6 percent, which were issued during 2000. The majority of these certificate deposits are maturing are being replaced with instruments at rates comparable with other rates in the geographic area.

NET INTEREST INCOME
     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support to support those assets. Net interest income, the principal source of the Bank's earnings, was $290,000 and $354,000 for the three months ended March 31, 2001 and 2000, respectively.

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.
                                                                     (Continued)

-------------------

     Interest-earning assets for the first quarter of 2001 increased by $2,187,000 or 8.8% over the same period in 2000, while interest-bearing liabilities increased by $1,865,000 or 7.8% comparing the first quarter of 2001 with the first quarter of 2000.

                                                              Average Balances, Income and Expenses, and Rates
                                                                       For the three months ended March 31,
                             --------------------------------------------------------------------------------------------
                                                   2000                                           1999
                             --------------------------------------------------------------------------------------------
                                Average            Income/    Annualized        Average           Income/     Annualized
                                 balance           expense     yield/rate        balance          expense      yield/rate
                             -------------     -------------  ------------   -------------     -------------  -----------
Federal funds sold           $   4,298,911     $      61,000        5.68%    $   2,862,857     $      43,000         6.01%
Investment securities            5,431,275            81,000        5.97%        6,130,894            92,000         6.00%
Loans                           16,601,175           363,000        8.75%       16,599,662           389,000         9.37%
                             -------------     -------------        -----    -------------     -------------         -----
     Total earning assets    $  26,331,361           505,000        7.67%    $  25,593,413           524,000         8.19%
                             =============                                   =============
     Total interest bearing
       liabilities           $  24,962,517           215,000        3.45%    $  24,874,120           170,000         2.73%
                             =============     -------------                 =============     -------------         -----
Net interest spread                                                 4.22%                                            5.46%
Net interest income/margin                     $     290,000        4.41%                      $     354,000         5.53%
                                               =============        =====                      =============         =====

As reflected above, for the first three months of 2001 the average yield on earning assets amounts amounted to 7.67%, while the average cost of interest-bearing liabilities was 3.45%. For the same period of 2000, the average yield on earning assets was 8.19% and the average cost of interest-bearing liabilities was 2.73%. The decrease in the yield on earning assets is attributable to a decrease in the yield on Federal Funds sold, and a decrease in overall interest rates on loans. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2001 was 4.41% and for 2000 was 5.53%. This decrease was the result of a increase in the rate on interest-bearing deposits, and a decrease in the interest rates on earning assets.

During 2000, the Bank offered certificates of deposits with yields average of approximnately 6% in order to compete with other banks and maintain deposits at their current level. The majority of these certificates of deposits have matured and the Bank has lowered rates to be more capatible with other market rates in its banking industry. It anticipates these rates impacted the overall yield in the interest bearing liabilities.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The decrease in net interest income is due to decreased volume of earning assets and interest bearing liabilities and a decrease in rates on earning assets and interest bearing liabilities.

                                        Analysis of Changes in Net Interest Income
                                                                                      For the three months ended
                                                                                      March 31, 2001 versus 2000
                                                                         ------------------------------------------------
                                                                            Volume            Rate          Net change
                                                                         --------------   ------------    ---------------
Federal fund sold                                                        $      21,600    $    (3,600)    $        18,000
Investment securities                                                          (10,500)          (500)            (11,000)
Loans                                                                                -        (26,000)            (26,000)
                                                                         -------------    -----------     ---------------
       Total earning assets                                                    (11,100)        30,100             (19,000)
       Total interest on interest-bearing liabilities                             (600)       (44,400)            (45,000)
                                                                         -------------    -----------     ---------------
Net interest income                                                      $      10,500    $   (74,500)    $       (64,000)
                                                                         =============    ===========     ===============


                                                                     (Continued)

-------------------

NONINTEREST INCOME
     Noninterest income was $74,000 and $58,000 for the three months ended March 31, 2001 and 2000. Noninterest income increased due to fees charged on an increased number of deposits.

NONINTEREST EXPENSES
     Noninterest expenses for the three months ended March 31, 2001 and 2000 were $268,000 and $252,000, respectively. Noninterest expenses increased slightly due to cost of living pay increases to employees.

     The allowance for loan losses was 1.49% of loans, net of unearned income, as of March 31, 2001 compared to 1.54% as of December 31, 2000. The provision for loan losses was $15,000 and $9,000 for the three months ended March 31, 2001 and 2000, respectively. The 2000 provision was slightly higher because the Bank had $17,000 exchange offs during the quarter. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

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

LOANS
     Commercial, financial and agricultural loans made up 26.3% of the total loan portfolio as of March 31, 2001, totaling $4,400,000. Loans secured by real estate for construction and land development totaled $559,000 or 3.3% of the total loan portfolio while all other loans secured by real estate totaled $7,778,000 or 46.4% of the total loan portfolio as of March 31, 2001. Installment loans and other consumer loans to individuals comprised 24.0% of the total loan portfolio totaling $4,028,000.

CAPITAL RESOURCES
     The capital base for the Company decreased by $40,000 for the three months of 2001. This net change includes an increase to equity for net income of $62,000 and unrealized gains on investment securities of $55,000 offset by cash dividends of $158,000. The Company's equity to asset ratio was 12.1% on March 31, 2001, as compared to 11.9% on December 31, 2000. The Bank paid its annual dividend during the first quarter of 2001, and the Board reviews and approves dividends annually.

     The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of March 31, 2001, the Bank exceeds the capital requirement levels that are to be maintained.

                                                           Capital Ratios
                                                       (Amounts in Thousands)
                                                                                   Well                       Adequately
                                                                                Capitalized                   Capitalized
                                                          Actual                Requirement                   Requirement
                                           ---------------------------    --------------------------     ------------------------
                                                Amount         Ratio        Amount            Ratio        Amount         Ratio
                                           -----------        -------    -----------         ------      ----------       -----
Total capital (to risk weighted
   assets)                                 $     3,778          22.0%     $     1,712          10.0%     $    1,370        8.0%
Tier 1 capital (to risk weighted
   assets)                                       3,528          20.6%           1,027          6.0%           685          4.0%
Tier 1 capital (to average assets)               3,528          12.3%           1,432          5.0%           1,146        4.0%

                                                                     (Continued)

ASSET QUALITY
     Nonperforming assets as a percentage of loans and foreclosed property totaled 6.6% and 5.8% as of March 31, 2001 and December 31, 2000, respectively. Nonperforming assets increased to $1,111,000 as of March 31, 2001 from $940,500 at December 31, 2000. The nonperforming assets at March 31, 2001 and December 31, 2000 include a farm loan totaling $926,000 of which $740,000 is guaranteed by the US Government.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
     Accounting pronouncements recently issued or proposed by the Finance Accounting Standards Board are not expected to have a material effect on the financial position of the Company.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not Applicable

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

There were no matters submitted to security holders for a vote during the three months ended March 31, 2001.

Item 5.  Other Information
--------------------------

None

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            DARLINGTON COUNTY BANCSHARES, INC.
---------------------------------------------------------
                    Name of Bank



By:  /s/ W. B. McCown, III                  Date:  May 15, 2001
     -------------------------------------
     W. B. McCown, III, President and
     Chief Executive Officer


By:  /s/ Albert L. James, III               Date:  May 15, 2001
     -------------------------------------
     Albert L. James, III Secretary and
     Treasurer (Principal Financial Officer)