Form 10QSB
period 2001-06-30
DARLINGTON COUNTY BANCSHARES INC
filed 2001-08-15
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OT 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _______________.


                           Commission File No. 0-30001


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


Common Stock - $.01 Par Value
158,000 Shares Outstanding on August 1, 2001



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DARLINGTON COUNTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      (UNAUDITED)              (AUDITED)
                                                                                       JUNE 30,              DECEMBER 31,
                                                                                         2001                    2000
                                                                                  --------------------    --------------------
ASSETS
     Cash and due from banks                                                                $   2,367               $   1,090
     Investment securities - held to maturity                                                     720                     720
     Investment securities - available for sale                                                 5,326                   4,662
     Other investments, at cost                                                                    50                      50
     Federal funds sold                                                                         1,565                   4,420
     Loans                                                                                     19,039                  16,331
     Less allowance for loan losses                                                             (374)                   (252)
                                                                                  --------------------    --------------------

             Loans - net                                                                       18,665                  16,079

     Premises and equipment - net                                                               1,062                     875
     Other assets                                                                                 407                     574
                                                                                  --------------------    --------------------
             Total assets                                                                  $   30,162              $   28,470
                                                                                  ====================    ====================

LIABILITIES
     Deposits
        Demand deposits                                                                     $   5,326               $   4,788
        Savings and NOW accounts                                                               10,904                   9,246
        Time deposits $100,000 and over                                                         8,783                   1,722
        Other time deposits                                                                     1,434                   8,994
                                                                                  --------------------    --------------------
             Total deposits                                                                    26,447                  24,750

     Other liabilities                                                                             90                     132
                                                                                  --------------------    --------------------

             Total liabilities                                                                 26,537                  24,882
                                                                                  --------------------    --------------------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value  authorized,  issued and outstanding  158,000 shares at June 30, 2000 and December 31, 1999
                                                                                                    2                       2
     Additional paid in capital
                                                                                                1,618                   1,618
     Retained earnings                                                                          1,982                   2,004
     Accumulated other comprehensive loss                                                          23                    (36)
                                                                                  --------------------    --------------------

             Total stockholders' equity                                                         3,625                   3,588
                                                                                  --------------------    --------------------

             Total liabilities and stockholders' equity                                    $   30,162              $   28,470
                                                                                  ====================    ====================



           See notes to consolidated financial statements.






                                              DARLINGTON COUNTY BANCSHARES, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                          (UNAUDITED)


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ----------------------------------   ----------------------------------
                                                              2001              2000               2001              2000
                                                         ---------------   ----------------   ---------------   ----------------
INTEREST INCOME
    Loans, including fees                                 $         395     $          395     $         758     $          784
    Investment securities
       U. S. Government Agencies                                     73                 83               145                163
       Municipal securities                                           8                  8                16                 19
       Other equity securities                                        -                  -                 1                  1
    Federal funds sold and securities purchased
       under agreements to resell                                    38                 29                99                 72
                                                         ---------------   ----------------   ---------------   ----------------
            Total interest income                                   514                515             1,019              1,039
                                                         ---------------   ----------------   ---------------   ----------------

INTEREST EXPENSE
    Time deposits $100,000 and over                                  20                 25                43                 52
    Other deposits                                                  187                147               379                290
                                                         ---------------   ----------------   ---------------   ----------------
            Total interest expense                                  207                172               422                342
                                                         ---------------   ----------------   ---------------   ----------------

NET INTEREST INCOME                                                 307                343               597                697

PROVISION FOR LOAN LOSSES                                            15                 36                30                 45
                                                         ---------------   ----------------   ---------------   ----------------

            Net interest income after provision for
             loan losses                                            292                307               567                652
                                                         ---------------   ----------------   ---------------   ----------------

NONINTEREST INCOME
    Service charges on deposit accounts                              78                 56               147                109
    Other service charges, commissions and fees                       5                  6                10                 11
                                                         ---------------   ----------------   ---------------   ----------------
            Total noninterest income                                 83                 62               157                120
                                                         ---------------   ----------------   ---------------   ----------------

NONINTEREST EXPENSES
    Salaries and employee benefits                                  146                123               285                249
    Net occupancy                                                    16                 20                33                 40
    Furniture and equipment                                          13                 16                27                 32
    Other                                                           100                 94               198                184
                                                         ---------------   ----------------   ---------------   ----------------
            Total noninterest expenses                              275                253               543                505
                                                         ---------------   ----------------   ---------------   ----------------

    Income before income taxes                                      100                116               181                267
    Provision for income taxes                                       26                 36                45                 72
                                                         ---------------   ----------------   ---------------   ----------------
            Net income                                           $   74            $    80           $   136            $   195
                                                         ===============   ================   ===============   ================

PER SHARE
    Average shares outstanding                                  158,000            158,000           158,000            158,000
                                                         ===============   ================   ===============   ================

    Net income                                                  $  0.47            $  0.51                 $            $  1.23
                                                                                                         .86
                                                         ===============   ================   ===============   ================

    Dividends paid                                            $       -            $  0.65          $   1.00            $  0.65
                                                         ===============   ================   ===============   ================

           See notes to consolidated financial statements.

                                       -3-


                       DARLINGTON COUNTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                           COMMON STOCK                                             ACCUMULATED
                                     --------------------------
                                       NUMBER                     ADDITIONAL                           OTHER
                                         OF                        PAID IN         RETAINED        COMPREHENSIVE
                                       SHARES        AMOUNT        CAPITAL         EARNINGS        INCOME (LOSS)         TOTAL
                                     ------------ -------------  -------------  ---------------- ------------------  --------------

BALANCE, JANUARY 1, 2000                 158,000  $          2    $     1,618   $         1,787         $     (103)       $   3,304

Net income for period                          -             -              -               195                  -             195

Comprehensive income, net of tax
     Net change in unrealized
       gain on securities
       available for sale                      -             -              -                 -               (38)            (38)
                                                                                                 ------------------  --------------

     Comprehensive income                                                                                                      157

Cash dividend ($.65 per share)                 -             -              -             (126)                  -           (126)
                                     ------------ -------------  -------------  ---------------- ------------------  --------------

BALANCE, JUNE 30, 2000                   158,000  $         2       $   1,618   $         1,856  $           (141)       $   3,335
                                     ============ =============  =============  ================ ==================  ==============


BALANCE, JANUARY 1, 2001                 158,000  $          2     $   1,618    $         2,004  $            (36)       $   3,588

Net income for period                          -             -              -               136                 -              136

Comprehensive income, net of tax
     Net change in unrealized loss
       on securities available for
       sale                                    -             -              -                 -                59               59
                                                                                                 ------------------  --------------

     Comprehensive income                                                                                                      196

Cash dividend ($1.00 per share)                -             -              -              (158)                -             (158)
                                     ------------ -------------  -------------  ---------------- ------------------  --------------

BALANCE, JUNE 30, 2001                   158,000  $          2     $    1,618   $         1,982  $             23     $      3,625
                                     ============ =============  =============  ================ ==================  ==============












           See notes to consolidated financial statements.


                                             DARLINGTON COUNTY BANCSHARES, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (DOLLARS IN THOUSANDS)
                                                        (Unaudited)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                        -------------------------------------
                                                                                              2001                2000
                                                                                        -----------------   -----------------
OPERATING ACTIVITIES
     Net income                                                                                  $   136             $   195
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Provision for loan losses                                                                    122                  45
        Depreciation                                                                                  24                  28
        Decrease in other assets                                                                     167                  20
        Decrease in other liabilities                                                               (42)                (36)
                                                                                        -----------------   -----------------

               Net cash provided by operating activities                                             407                 252
                                                                                        -----------------   -----------------

INVESTING ACTIVITIES
     Decrease in Federal funds sold                                                                2,855                 820
     Proceeds from maturities of investment securities
        held to maturity                                                                               -                 301
     Proceeds from maturities of investment securities
        available for sale                                                                             -                   -
     Purchase of investment securities available for sale                                          (605)                (49)
     Net increase in loan balances                                                               (2,708)               (544)
     Purchase of equipment                                                                         (211)                   -
                                                                                        -----------------   -----------------

               Net cash provided by (used in ) investing activities                                (669)                 528
                                                                                        -----------------   -----------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                           1,697               (938)
     Cash dividends paid                                                                           (158)               (126)
                                                                                        -----------------   -----------------

               Net cash provided by (used in) financing activities                                 1,539             (1,064)
                                                                                        -----------------   -----------------

               Increase (decrease) in cash and cash equivalents                                    1,277               (284)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     1,090               1,409
                                                                                        -----------------   -----------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                       $  2,367            $  1,125
                                                                                        =================   =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Decrease (increase) in net unrealized gains on securities available for sale                $    59              $    6
                                                                                        =================   =================

CASH PAID FOR
     Interest                                                                                    $   432             $   340
                                                                                        =================   =================

     Income taxes                                                                                $    86             $    44
                                                                                        =================   =================


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

NOTE 3 - ORGANIZATION

           Darlington County Bancshares, Inc. (the "Company"), was organized in July 1999 for the purpose of being a holding company for Darlington County Bank (the "Bank"). On July 1, 1999, pursuant to a Plan of Merger approved by the shareholders, all of the outstanding shares of capital stock of the Bank were converted into shares of common stock of the Company (and the Bank became a wholly-owned subsidiary of the Company). A par value conversion of $788,000 was recorded in July 1999 to reflect a change in the par value of common stock from $5.00 per share to $.01 per share. The Company presently engages in no business other than that of owning the Bank and has no employees. Reporting periods presented earlier than July 1, 1999 include the operations of Darlington County Bank only.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Company's 2000 Annual Report to Shareholders. Results of operations for the six months ending June 30, 2001 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

FORWARD-LOOKING STATEMENTS

           This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following: risks from changes in economic, monetary policy and industry conditions; changes in interest rates, deposit rates, the net interest margin and funding sources; market risk; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for our products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; estimates of impairment loss; changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

           Such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by us with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of Darlington County Bancshares, Inc. which are not statements of historical fact constitute forward-looking statements.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS
 ENDED JUNE 30, 2000

RESULTS OF OPERATIONS -
   The Company's net income for the six months ended June 30, 2001 was $136,000 or $0.86 per share as compared to $195,000 or $1.23 per share for the six months ended June 30, 2000. The decrease in net income resulted primarily from lower net interest income of $100,000.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $597,000 and $697,000 for the six months ended June 30, 2001 and 2000, respectively.

ITEM 2: (CONTINUED)

   Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

   Interest-earning assets for the second quarter of 2001 increased by $2,441,000 or 10.22% over the same period in 2000, while interest-bearing liabilities increased by $3,451,000 or 15.01% comparing the second quarter of 2001 with the second quarter of 2000.


                                                        AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------------------------------------------------------
                                                          2001                                      2000
                                         ------------------------------------------ ----------------------------------------
                                            AVERAGE       INCOME/      ANNUALIZED      AVERAGE     INCOME/      ANNUALIZED
                                            BALANCE       EXPENSE      YIELD/RATE      BALANCE     EXPENSE      YIELD/RATE
                                         -------------- ------------- ------------- -------------- ----------- -------------

Federal funds sold                          $3,196,165   $   99,000          6.19%     $2,324,945  $   72,000         6.19%
Investment securities                        5,725,955      162,000          5.66%      6,026,070     183,000         6.07%
Loans                                       17,988,693      758,000          8.43%     16,579,574     784,000         9.46%
                                         -------------  -----------                 -------------  ----------

     Total earning assets                 $ 26,910,813    1,019,000          7.57%   $ 24,930,589   1,039,000         8.34%
                                          ============                               ============

     Total interest bearing liabilities   $ 25,693,852      422,000          3.28%   $ 24,054,021     342,000         2.84%
                                          ============  -----------   -----------    ============  ----------  -----------

Net interest spread                                                          4.29%                                    5.50%

Net interest income/margin                                $ 597,000          4.44%                  $ 697,000         5.59%
                                                        ===========   ============                 ==========  ============


As  reflected  above,  for the first six  months  of 2001 the  average  yield on earning assets amounts amounted to 7.57%, while the average cost of interest-bearing liabilities was 3.28%. For the same period of 2000, the average yield on earning assets was 8.34% and the average cost of interest-bearing liabilities was 2.84%. The decrease in the yield on earning assets is attributable to the overall decreasing rate environment where interest sensitive loans reprice more quickly than deposits. The Bank also had a group of certificates of deposits that matured and were renewed in the second quarter, but increased overall interest expense during the quarter The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended June 30, 2001 was 4.44% and for 2000 was 5.59%. This decrease resulted from the lowered rates earned on earning assets because of the Federal Reserve's lowering of rates six times since January 2001.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The decrease in net interest income is due to an increased volume and rate on interest bearing liabilities and a decrease in rates on interest earning assets, off set by an increased volume of interest-earning assets.

                                         ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                JUNE 30, 2001 VERSUS 2000
                                                                -------------------------------------------------------------
                                                                     VOLUME                 RATE             NET CHANGE
                                                                -------------------  -------------------  -------------------

Federal fund sold                                                $        26,980     $              20     $         27,000
Investment securities                                                     (9,114)              (11,886)             (21,000)
Loans                                                                     66,633               (92,633)             (26,000)
                                                                -------------------  -------------------  -------------------

       Total earning assets                                               84,499              (104,499)             (20,000)

       Total interest on interest-bearing liabilities                     23,315                56,685               80,000
                                                                -------------------  -------------------  -------------------

Net interest income                                               $      (61,184)        $    (161,184)        $  ( 100,000)
                                                                ===================  ===================  ===================

                                                       -8-

NONINTEREST INCOME
   Noninterest income for the six months ended June 30, 2001 and 2000 were $157,000 and $120,000, respectively. Noninterest income increased due to higher service fees on deposit accounts.

NONINTEREST EXPENSES
   Noninterest expenses for the six months ended June 30, 2001 and 2000 were $543,000 and $505,000, respectively. Noninterest expenses increased as a result of cost of living raises in salaries.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses was 1.97% of loans, net of unearned income, as of June 30, 2001 compared to 1.41% at June 30, 2000. The provision for loan losses was $30,000 and $45,000 for the six months ended June 30, 2001 and 2000, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate to cover possible losses in the loan portfolio.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001
   The Company's net income for the second quarter of 2001 was $74,000 or $.47 per share compared to $80,000 or $.51 per share for the second quarter of 2000.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $307,000 and $343,000 for the quarters ended June 30, 2001 and 2000, respectively. The decrease in net interest income of $36,000 resulted from overall lower rates on earning assets. The Bank also has a significant number of deposits that will mature over the next three months, which will renew at lower rates and improve net interest income in future quarters.

NONINTEREST INCOME
   Noninterest income for the three months ended June 30, 2001 and 2000 were $83,000 and $62,000, respectively. Noninterest income increased due to the increase in interest-bearing liabilities.

NONINTEREST EXPENSES
   Noninterest expenses for the three months ended June 30, 2001 and 2000 were $275,000 and $253,000, respectively. Noninterest expenses increased

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

LOANS
   Commercial, financial and agricultural loans made up 29.3% of the total loan portfolio as of June 30, 2001, totaling $5,588,000. Loans secured by real estate for construction and land development totaled $1028,000 or 5.4% of the total loan portfolio while all other loans secured by real estate totaled $8,751,000 or 46% of the total loan portfolio as of June 30, 2001. Installment loans and other consumer loans to individuals comprised 19.3% of the total loan portfolio totaling $3,676,000.


CAPITAL RESOURCES
   The capital base for the Company increased by $37,000 for the first six months of 2001. This net change includes an increase to equity for net income of $136,000 and an increase in unrealized gains on investment securities of $59,000, offset by cash dividends paid of $158,000. The Company's equity to asset ratio was 12.02% on June 30, 2001, as compared to 12.6% on December 31, 2000.

   The  Federal  Deposit   Insurance   Corporation  has  issued  guidelines  for
   risk-based capital requirements. As of June 30, 2001, the Bank exceeded the well-capitalized capital requirement levels that are to be maintained.

                                                        CAPITAL RATIOS
                                                    (AMOUNTS IN THOUSANDS)
                                                                                                            ADEQUATELY
                                                                             WELL CAPITALIZED               CAPITALIZED
                                                    ACTUAL                     REQUIREMENT                  REQUIREMENT
                                          ---------------------------- ---------------------------- ---------------------------
                                             AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT        RATIO
                                          -------------- ------------- ------------- -------------- ------------ --------------
Total capital (to risk weighted assets)      $  3,976          20.3%      $  1,704          10.0%     $  1,363          8.0%

Tier 1 capital (to risk weighted assets)        3,602          18.4%         1,023           6.0%          682          4.0%

Tier 1 capital (to average assets)              3,602          12.3%         1,332           5.0%        1,065          4.0%

ASSET QUALITY
   Nonperforming assets as a percentage of loans and foreclosed property totaled .98% and 5.77% as of June 30, 2001 and December 31, 2000, respectively. Nonperforming assets were $186,181 as of June 30, 2001 and $940,491 at December 31, 2000. The nonperforming assets at December 31, 2000 included a farm loan totaling $926,000 of which $740,000 was guaranteed and received from the US Government.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

   In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102. Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiary party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)  The Company held its annual meeting of shareholders on April 24, 2001.

  The following persons were elected as directors of the Company with the votes shown:

                             Name                                      For                      Withhold
            -----------------------------------            -----------------------            --------------

           Raymond Galloway                                 92,044       (58%)                  200 (.12%)
           R.E. Goodson, Sr.                                92,244       (58%)                      0
           Charles G. Howard                                92,044       (58%)                  200(.12%)

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        DARLINGTON COUNTY BANCSHARES, INC.
        ----------------------------------



By:  /s/ W. B. McCown, III                       Date: August 15, 2001
     ---------------------------------------           -----------------------
     W. B. McCown, III, President and
     Chief Executive Officer


By:  /s/ Albert L. James, III                    Date: August 15, 2001
     ---------------------------------------           -----------------------
     Albert L. James, III
     Treasurer (Principal Financial Officer)