Form 10QSB
period 2001-09-30
DARLINGTON COUNTY BANCSHARES INC
filed 2001-11-14
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

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


Common Stock - $.01 Par Value
158,000 Shares Outstanding on November 1, 2001

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DARLINGTON COUNTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       (UNAUDITED)            (AUDITED)
                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                           2001                  2000
                                                                                    -------------------   -------------------
ASSETS
     Cash and due from banks                                                                                          $1,090
                                                                                                $1,180
     Investment securities - held to maturity                                                      718                   720
     Investment securities - available for sale                                                  5,284                 4,662
     Other investments, at cost                                                                     50                    50
     Federal funds sold                                                                          4,014                 4,420

     Loans                                                                                      18,778                16,331
     Less allowance for loan losses                                                               (173)                 (252)
                                                                                    -------------------   -------------------


             Loans - net                                                                        18,605                16,079
     Premises and equipment - net                                                                1,091                   875
     Other assets                                                                                  424                   574
                                                                                    -------------------   -------------------

             Total assets                                                                      $31,366               $28,470
                                                                                    ===================   ===================

LIABILITIES
     Deposits
        Demand deposits                                                                         $5,004                $4,788
        Savings and NOW accounts                                                                11,885                 9,246
        Time deposits $100,000 and over                                                          1,577                 1,722
        Other time deposits                                                                      9,043                 8,994

             Total deposits                                                                     27,509                24,750
                                                                                    -------------------   -------------------

     Other liabilities                                                                             130                   132
                                                                                    -------------------   -------------------

             Total liabilities                                                                  27,639                24,882
                                                                                    -------------------   -------------------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value  authorized,  issued and outstanding  158,000 shares at September 30, 2001 and
        December 31, 2000                                                                            2                     2
     Additional paid in capital                                                                  1,618                 1,618
     Retained earnings                                                                           2,074                 2,004
     Accumulated other comprehensive loss                                                           33                   (36)
                                                                                    -------------------   -------------------

             Total stockholders' equity                                                          3,727                 3,588
                                                                                    -------------------   -------------------

             Total liabilities and stockholders' equity                                        $31,366               $28,470
                                                                                    ===================   ===================

           See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ----------------------------------   ----------------------------------
                                                              2001              2000               2001              2000
                                                         ---------------   ----------------   ---------------   ----------------
INTEREST INCOME
    Loans, including fees                                          $401               $401            $1,159             $1,185
    Investment securities
       U. S. Government Agencies                                     79                 83               224                246
       Municipal securities                                           7                  9                23                 28
       Other equity securities                                        1                  1                 2                  2
    Federal funds sold and securities purchased
       under agreements to resell                                    29                 34               128                106
                                                         ---------------   ----------------   ---------------   ----------------

            Total interest income                                   517                528             1,536              1,567
                                                         ---------------   ----------------   ---------------   ----------------

INTEREST EXPENSE
    Time deposits $100,000 and over                                  18                 26                61                 78
    Other deposits                                                  174                163               553                453
                                                         ---------------   ----------------   ---------------   ----------------

            Total interest expense                                  192                189               614                531
                                                         ---------------   ----------------   ---------------   ----------------

NET INTEREST INCOME                                                 325                339               922              1,036

PROVISION FOR LOAN LOSSES                                            15                 16                45                 61
                                                         ---------------   ----------------   ---------------   ----------------

            Net interest income after provision for
            loan              losses                                310                323               877                975
                                                         ---------------   ----------------   ---------------   ----------------

NONINTEREST INCOME
    Service charges on deposit accounts                              78                 64               225                173
    Other service charges, commissions and fees                      10                 12                20                 23
                                                         ---------------   ----------------   ---------------   ----------------

            Total noninterest income                                 88                 76               245                196
                                                         ---------------   ----------------   ---------------   ----------------

NONINTEREST EXPENSES
    Salaries and employee benefits                                  130                129               415                378
    Data processing                                                  27                 23                75                 70
    Occupancy                                                        17                 18                50                 58
    Furniture and equipment                                          15                 18                42                 50
    Other                                                            88                 58               238                195
                                                         ---------------   ----------------   ---------------   ----------------

            Total noninterest expenses                              277                246               820                751
                                                         ---------------   ----------------   ---------------   ----------------

    Income before income taxes                                      121                153               302                420
    Provision for income taxes                                       28                 51                73                123
                                                         ---------------   ----------------   ---------------   ----------------

            Net income                                         $     93           $    102          $    229            $   297
                                                         ===============   ================   ===============   ================

PER SHARE
    Average shares outstanding                                  158,000            158,000           158,000            158,000
                                                         ===============   ================   ===============   ================

    Net income                                                    $0.59           $   0.65             $1.45            $  1.88
                                                         ===============   ================   ===============   ================

    Dividends paid                                              $     -            $     -             $1.00            $  0.80
                                                         ===============   ================   ===============   ================

           See notes to consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                           COMMON STOCK                                             ACCUMULATED
                                     --------------------------
                                       NUMBER                     ADDITIONAL                           OTHER
                                         OF                        PAID IN         RETAINED        COMPREHENSIVE
                                       SHARES        AMOUNT        CAPITAL         EARNINGS        INCOME (LOSS)         TOTAL
                                     ------------ -------------  -------------  ---------------- ------------------  --------------

BALANCE, JANUARY 1,                      158,000  $          2    $     1,618   $         1,787  $            (103)     $    3,304

Net income for period                          -             -              -               297                  -             297

Comprehensive income, net of tax
     Net change in unrealized gain
       on securities available for
       sale                                    -             -              -                 -                 24              24
                                                                                                 ------------------  --------------

     Comprehensive income                                                                                                      321

Cash dividend ($.80 per share)                 -                            -              (126)                 -            (126)

Par value conversion                           -          (788)           788                 -                  -               -
                                     ------------ -------------  -------------  ---------------- ------------------  --------------

BALANCE, SEPTEMBER 30, 2000
                                         158,000  $         2    $      1,618   $         1,958  $            (79)       $   3,499
                                     ============ =============  =============  ================ ==================  ==============


BALANCE, JANUARY 1, 2001                 158,000  $         2      $   1,618    $         2,003  $            (35)       $   3,588

Net income for period                          -             -              -               229                 -              229

Comprehensive income, net of tax
     Net change in unrealized gain
       on securities available for
       sale                                    -             -              -                 -                 68              68
                                                                                                 ------------------  --------------

     Comprehensive income                                                                                                      297

Cash dividend ($1.00 per share)                -             -              -              (158)                 -            (158)
                                     ------------ -------------  -------------  ---------------- ------------------  --------------

BALANCE, SEPTEMBER 30, 2001
                                         158,000  $         2     $    1,618    $         2,074  $              33          $3,727
                                     ============ =============  =============  ================ ==================  ==============





           See notes to consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)
                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                        -------------------------------------
                                                                                              2001                2000
                                                                                        -----------------   -----------------
OPERATING ACTIVITIES
     Net income                                                                                     $229             $   297
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Provision for loan losses                                                                     45                  61
        Depreciation                                                                                  38                  55
        (Increase) decrease in other assets                                                          150                   9
        Increase (decrease) in other liabilities                                                      (2)                 (8)
                                                                                        -----------------   -----------------

               Net cash provided by operating activities                                             460                 414
                                                                                        -----------------   -----------------

INVESTING ACTIVITIES
     (Increase) decrease in federal funds sold                                                       406             (1,960)
     Proceeds from maturities of investment securities
        held to maturity                                                                               -                 302
     Purchase of investment securities available for sale                                           (631)                 28
     Net increase in loan balances                                                                (2,492)               (534)
     Purchase of equipment                                                                          (254)                (11)
                                                                                        -----------------   -----------------

               Net cash provided by (used for) investing activities                               (2,971)             (2,175)
                                                                                        -----------------   -----------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                           2,759               1,576
     Cash dividends paid                                                                            (158)               (126)
                                                                                        -----------------   -----------------

               Net cash used for financing activities                                              2,601               1,450
                                                                                        -----------------   -----------------

               Increase (decrease) in cash and cash equivalents                                       90                (311)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     1,090               1,409
                                                                                        -----------------   -----------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                        $ 1,180            $  1,098
                                                                                        =================   =================


CASH PAID FOR
     Interest                                                                                       $625             $   510
                                                                                        =================   =================

     Income taxes                                                                                   $105             $    89
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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Company's 2000 Annual Report to shareholders. Results of operations for the nine months ending September 30, 2001 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001
   The Company's net income for the nine months ended September 30, 2001 was $229,000 or $1.45 per share as compared to $297,000 or $1.88 per share for the nine months ended September 30, 2000. Net income decreased due to tightening interest rate spreads because of an overall lower interest rate environment compared to the comparable period in the prior year.


                                                                     (Continued)

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $922,000 and $1,036,000 for the nine months ended September 30, 2001 and 2000, respectively.

   Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

   Interest-earning assets at September 30, 2001 increased by $1,978,000 or 7.35% since the same period in the prior year, while interest-bearing liabilities increased by $1,999,000 or 11.15% comparing the same period of 2001 with 2000.

                                                         AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------------------
                                                          2001                                       2000
                                         ------------------------------------------ ------------------------------------------
                                            AVERAGE       INCOME/      ANNUALIZED      AVERAGE       INCOME/     ANNUALIZED
                                            BALANCE       EXPENSE      YIELD/RATE      BALANCE       EXPENSE     YIELD/RATE
                                         -------------- ------------- ------------- -------------- ------------ --------------

Federal funds sold                          $3,651,685  $   128,000          4.67%     $2,264,781  $   106,000         6.24%
Investment securities                        5,742,398      249,000          5.78%      6,001,589      276,000         6.13%
Loans                                       17,949,393    1,159,000          8.61%     16,718,848    1,185,000         9.45%
                                         -------------- ------------- ------------- -------------- ------------ --------------

     Total earning assets                $  27,343,476    1,536,000          7.49%  $  24,985,218    1,567,000         8.36%
                                         ==============                             ==============

     Total      interest      bearing     $ 26,080,599      614,000          3.14%   $ 23,994,194      531,000         2.95%
liabilities
                                         ============== ------------- ------------- ============== ------------ --------------

Net interest spread                                                          4.35%                                     5.41%

Net interest income/margin                                 $922,000          4.50%                  $1,036,000         5.53%
                                                        ============= =============                ============ ==============


As reflected above, for the nine months of 2001 the average yield on earning assets amounts amounted to 7.49%, while the average cost of interest-bearing liabilities was 3.14%. For the same period of 2000, the average yield on earning assets was 8.36% and the average cost of interest-bearing liabilities was 2.95%. The decrease in the in the yield on earning assets is attributable to a decrease in overall rates by the Federal reserve. During the first nine months of 2001, fed funds rate decreased 350 basis points. The Bank also had a group of certificates of deposits that matured and were renewed in the second quarter, but increased overall interest expense during the year. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine month period ended September 30, 2001 was 4.50% and for the comparable period in 2000 was 5.53%. This decrease was the result of the overall lower rate environment where interest sensitive loans reprice more quickly than deposits.

The following table represents changes in the Company's net interest income which primarily result from changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The decrease in net interest income is due to increased volume of both earning assets and interest bearing liabilities offset by a decrease in rates on earning assets and interest bearing liabilities.


                                                                     (Continued)


                                         ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                                FOR THE NINE MONTHS ENDED
                                                                                  9/30/01 VERSUS 9/30/00
                                                                -------------------------------------------------------------
                                                                     VOLUME                 RATE             NET CHANGE
                                                                -------------------  -------------------  -------------------

Federal fund sold                                                 $       65,000       $       (43,000)      $       22,000
Investment securities                                                    (12,000)              (15,000)             (27,000)
Loans                                                                     87,000              (113,000)             (26,000)
                                                                -------------------  -------------------  -------------------

       Total earning assets                                              140,000              (171,000)             (31,000)

       Total interest on interest-bearing liabilities                    (46,000)              (37,000)             (83,000)
                                                                -------------------  -------------------  -------------------

Net interest income                                               $      (94,000)    $        (208,000)   $        (114,000)
                                                                ===================  ===================  ===================


NONINTEREST INCOME
   Noninterest income for the nine months ended September 30, 2001 and 2000 were $245,000 and $196,000, respectively. Noninterest income is comprised of fees and charges on deposits. Service charges on deposits increased over the prior year.

NONINTEREST EXPENSES
   Noninterest expenses for the nine months ended September 30, 2001 and 2000 were $820,000 and $751,000, respectively. Noninterest expenses increased due to cost of living and merit increases in salaries. Other cpmponents were consistent with prior year due to the results of operations remaining relatively stable.

ALLOWANCE FOR LOAN LOSSES
   The allowance for loan losses was .92% of loans, net of unearned income, at September 30, 2001 compared to 1.46% at September 30, 2000. This decrease is due to charge-offs of $235,210 which is primarily related to one borrower, which will be partially offset by an anticipated recovery that had not been received at the close of the quarter. The provision for loan losses was $45,000 and $61,000 for the nine months ended September 30, 2001 and 2000, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate to fund potential losses in the portfolio at September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001
   The Company's net income for the third quarter of 2001 was $93,000 or $0.59 per share compared to $102,000 or $.62 per share for the third quarter of 2000.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $325,000 and $339,000 for the quarters ended September 30, 2001 and 2000, respectively.

NONINTEREST INCOME
   Noninterest income increased due to higher service charges collected on deposits. During the three months ended September 30, 2001 and 2000 amounts were $88,000 and $76,000, respectively.

NONINTEREST EXPENSES
   Noninterest expenses for the three months ended September 30, 2001 and 2000 were $277,000 and $246,000, respectively. Noninterest expenses increased slightly compared to prior period amounts.

PROVISION FOR LOAN LOSSES
   The provision for loan losses was $15,000 and $16,000 for the three months ended September 30, 2001 and 2000, respectively. The 2000 provision was consistent with the third quarter of the prior year as the allowance was funded for the growth in the loan portfolio.

FINANCIAL CONDITION
   The Company's primary source of funds for loans and investments is deposits. Deposits were $27,509,000, an increase of $1,999,000 from September 30, 2000. This increase was used primarily to fund an increase in loans. The loan portfolio increased $1,772,000.

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

LOANS
   Commercial, financial and agricultural loans made up 32.3% of the total loan portfolio as of September 30, 2001, totaling $6,052,000. Loans secured by real estate for construction and land development totaled $1,029,000 or 5.5% of the total loan portfolio while all other loans secured by real estate totaled $7,329,000 or 39.0% of the total loan portfolio as of September 30, 2000. Installment loans and other consumer loans to individuals totaling $4,360,000 comprised 23.2% of the total loan portfolio.

CAPITAL RESOURCES
   Stockholders' Equity for the Company increased by $139,000 for the nine months of 2001. This net change includes an increase to equity for net income of $229,000 offset by an increase in unrealized gains on investment securities of $68,000 and cash dividends paid of $158,000. The Company's equity to asset ratio was 11.90% on September 30, 2001, as compared to 12.00% on September 30, 2000.

   The  Federal  Deposit   Insurance   Corporation  has  issued  guidelines  for
   risk-based capital requirements. As of September 30, 2001, the Bank's capital ratios were as follows:

                                                        CAPITAL RATIOS
                                                    (AMOUNTS IN THOUSANDS)
                                                                                                            ADEQUATELY
                                                                             WELL CAPITALIZED               CAPITALIZED
                                                    ACTUAL                     REQUIREMENT                  REQUIREMENT
                                          ---------------------------- ---------------------------- ---------------------------
                                             AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT        RATIO
                                          -------------- ------------- ------------- -------------- ------------ --------------

Total capital (to risk weighted assets       $  3,867          19.0%      $  2,040          10.0%     $  1,632          8.0%

Tier 1 capital (to risk weighted assets         3,694          18.1%         1,224           6.0%          816          4.0%

Tier 1 capital (to average assets)              3,694          11.8%         1,556           5.0%        1,253          4.0%

ASSET QUALITY
   Nonperforming assets as a percentage of loans and foreclosed property totaled .22% and 5.77% as of September 30, 2001 and December 31, 2000, respectively. Nonperforming assets were $43,000 as of September 30, 2001 and $940,491 at December 31, 2000. The nonperforming assets at December 31, 2000 included a farm loan totaling $926,000 of which $740,000 was guaranteed and received from the US Government. Charge-offs during the nine months ended September 30, 2001 and 2000 were $235,210 and $15,437, respectively.

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




            DARLINGTON COUNTY BANCSHARES, INC.
                    Name of Company



By:  /s/ Albert L. James, III                     Date:
     ---------------------------------------           -----------------------
     Albert L. James, III
     Secretary and Treasurer