Form 10KSB
period 2001-12-31
DARLINGTON COUNTY BANCSHARES INC
filed 2002-05-03
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its fiscal year were $2,354,388.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Registrant's Proxy Statement for the
                 2001 Annual Meeting of Shareholders - Part III

         Transitional Small Business Disclosure Format Yes [ ] No [ X ]

                                     PART I


ITEM 1.           BUSINESS

FORWARD LOOKING STATEMENTS

From time to time, Darlington County Bancshares, Inc. (the "Company") may publish forward-looking statements to assist in the understanding of such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks. When considering forward-looking statements in making decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

Such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements.


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

Prior to the organization of the Company, the Bank filed its periodic securities--related reports with the Federal Deposit Insurance Corporation. Beginning July 1, 1999, with the formation of the bank holding company, the Company became subject to the informational requirements of the Securities Exchange Act of 1934.

Darlington County Bank was incorporated under the laws of South Carolina and began operations on March 10, 1986 for the purpose of becoming a community bank.

The Company's principal offices are located at 202 Cashua Street, Darlington, South Carolina 29532. The Company's telephone number is (843) 395-1956. The sole branch is also located in this facility.

GENERAL BUSINESS

The Bank provides a variety of services and products to small business and individual customers. The Bank's services include checking accounts, NOW accounts, certificates of deposit, money market accounts, savings accounts, real estate loans, overdraft protection, lines of credit, and personal and business use loans. The Bank has no material concentration of deposits from one customer or group of customers. No significant portion of loans is concentrated within a single industry or group of related industries.

The Company's significant accounting policies are included throughout the following discussion and are summarized in Note 1 of the Company's 2001 consolidated financial statements (See Item 7).


TERRITORY AND COMPETITION

The Bank serves its customers from one location. It primarily services individuals and small businesses in the South Carolina midlands region.

The Bank competes with one other community bank and a credit union as well as three other major banks. In Darlington County, such competitors have broader geographical markets and higher lending limits than the Bank and may, therefore, make more effective use of media advertising, support services and electronic technology than can the Bank. The Bank generally offers more personal service to its customers, but may have to offer lower loan rates and higher deposit rates in order to increase its market share.

Competition between commercial banks and thrift institutions (savings and loan associations and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. The Company believes that recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and thrift institution. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

INTEREST RATES AND INTEREST DIFFERENTIAL
                                                        AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                          DECEMBER 31,
                                        -----------------------------------------------------------------------------------
                                                         2001                                      2000
                                         ---------------------------------------- -----------------------------------------
                                            AVERAGE       REVENUE/      YIELD/        AVERAGE        REVENUE/     YIELD/
                                            BALANCE       (EXPENSE)      RATE         BALANCE        EXPENSE       RATE
                                         -------------- -------------- ---------- ---------------- ------------ -----------
Interest earning assets
   Loans                                 $  18,047,485     $1,536,015    8.51%        $16,720,620   $1,585,826      9.48%
   Investment securities
     Taxable                                 4,873,420        287,216    5.89           5,104,257      324,557      6.36
     Tax exempt                                719,257         31,130    4.33             797,980       34,266      4.29
                                         -------------- -------------- ---------- ---------------- ------------ -----------
       Total investment securities           5,592,677        318,346    5.69          5,902,237       358,823      6.08

Federal funds sold and securities
   purchased under agreements to
     resell                                  4,364,285        163,260    3.74          3,096,639      176,072       5.69
                                         -------------- -------------- ---------- ---------------- ------------ -----------
       Total average interest earning
         Assets                             28,004,447      2,017,621    7.20         25,719,496    2,120,721       8.25
Non-interest earning assets
   Cash and due from banks                   1,133,683                                   875,002
   Premises and equipment                    1,021,388                                   889,197
   Other, less reserve for loan losses         231,196                                   293,032
                                         --------------                           ----------------
       Total average non-interest
         earning assets                      2,386,267                                 2,057,231
                                         --------------                           ----------------

       Total average assets               $ 30,390,714                                $27,776,727
                                         ==============                           ================

                                                         AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                           DECEMBER 31,
                                        --------------------------------------------------------------------------------------
                                                          2001                                       2000
                                         ------------------------------------------ ------------------------------------------
                                            AVERAGE       REVENUE/       YIELD/        AVERAGE       REVENUE/       YIELD/
                                            BALANCE       EXPENSE         RATE         BALANCE       EXPENSE         RATE
                                         -------------- ------------- ------------- -------------- ------------ --------------
Interest-bearing liabilities
   Deposits:
   Savings                                 $ 2,368,025      $ 48,291       2.04%     $ 2,217,811     $ 48,629         2.19%
   NOW and money market                      8,662,579       181,004       2.09        7,049,743      153,199         2.17
   Time deposits                            10,537,019       562,447       5.34        9,849,900      544,695         5.53
                                         -------------- -------------               -------------- ------------
     Total interest-bearing liabilities     21,567,623       791,742       3.67       19,117,454      746,523         3.90
                                         -------------- -------------               -------------- ------------
Non-interest-bearing liabilities
   Demand deposits                           5,110,375                                 5,163,931
   Other liabilities                           115,569                                   114,582
                                         --------------                             --------------
     Total non-interest-bearing
         liabilities                         5,225,944                                 5,278,513
Stockholders' equity                         3,597,147                                 3,380,760
                                         --------------                             --------------

       Total average liabilities and
         stockholders' equity             $ 30,390,714                               $27,776,727
                                         ==============                             ==============

Net interest income                                       $1,225,879                               $ 1,374,198
                                                        =============                              ============
Interest rate spread                                                       3.53                                       4.35

Interest income/earning assets                                             7.20                                       8.25

Interest expense/earning assets                                            2.83                                       2.90
                                                                      -------------                             --------------
Net interest income/earning
   Assets (interest yield)                                                  4.38%                                      5.34%
                                                                      =============                             ==============

NET INTEREST INCOME

Net interest income, the principal source of earnings, is the difference between the income earned on earning assets (primarily loans and investment securities) and the interest expenses incurred on interest bearing liabilities (mainly deposits). The net interest spread represents the differential between the yield earned on average earning assets and the rate paid on the average interest-bearing liabilities. The net interest yield represents net interest income divided by average earning assets.

Net interest income in 2001 decreased $148,319 or 10.8% from net interest income in 2000. Interest income in 2001 decreased $103,100 or 4.9% from the corresponding amount earned in 2000. Interest expense in 2001 increased $45,219 or 6.1% from the amount paid in 2000. The net interest yield decreased to 4.38% in 2001 from 5.34% in 2000. See Item 6--"Management Discussion and Analysis of Financial Condition and Results of Operation"--for a detailed discussion of the Bank's net interest yield in 2001.

VOLUME AND YIELDS/RATE VARIANCE

The volume and yield/rate variance table below analyzes the increase or decrease in interest income due to growth or change of rate in each category of earning assets and interest bearing liabilities.

                                             2001 COMPARED TO 2000                           2000 COMPARED TO 1999
                                -------------------------------------------------------------------------------------------------
                                                           VOLUME/                                         VOLUME/
                                  VOLUME        RATE        RATE        NET       VOLUME        RATE        RATE         NET
                                ------------ ----------- ----------- ----------------------- ----------- ----------- ------------
Interest income
     Loans                      $  125,843   $(162,740)  $ (12,914)  $ (49,811) $   32,020   $ 74,451     $  1,613    $108,084
     Investment securities:
        Taxable                    (14,678)    (23,737)      1,074     (37,341)    (10,017)    12,699         (395)      2,287
        Tax exempt                  (3,380)        271         (27)     (3,136)     (9,119)    (3,096)         616     (11,599)
Federal funds sold and securities
     purchased under agreements
     to resell                      72,077     (60,232)    (24,657)    (12,812)     (1,663)    21,897         (234)     20,000
                                ------------ ----------- ----------- ----------------------- ----------- ----------- ------------
             Total earning assets  179,862    (246,438)    (36,524)   (103,100)     11,221    105,951        1,600     118,772
                                ------------ ----------- ----------- ----------------------- ----------- ----------- ------------

Interest expense
     Savings                         3,293      (3,401)       (230)       (338)     (19,030)   (2,539)         695     (20,874)
     NOW and money market           35,049      (5,895)     (1,349)     27,805       (6,407)   (3,083)         122      (9,368)
     Time deposits                  37,997     (18,925)     (1,320)     17,752       19,728    88,632        4,045     112,405
     Federal funds purchased and
       securities sold under
       agreements to repurchase          -           -           -           -          (92)     (92)           92         (92)
        repurchase
                                ------------ ----------- ----------- ----------------------- ----------- ----------- ------------
             Total interest-bearing
                Liabilities         76,339     (28,221)     (2,899)     45,219       (5,801)   82,918       44,954      82,071
                                ------------ ----------- ----------- ----------------------- ----------- ----------- ------------
             Net interest       $  103,523   $(218,217)  $ (33,625)  $(148,319) $   17,022   $ 23,033     $ (3,354)   $ 36,701
             income
                                ============ =========== =========== ======================= =========== =========== ============

LOAN PORTFOLIO

The Bank engages in a full complement of lending activities, including commercial, consumer, installment and real estate loans.

Commercial loans are spread across various industry groups, with no single industry accounting for a significant amount of the portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to net worth ratios. At December 31, 2001, approximately $1,750,060 of loans were unsecured.

Consumer  loans are  primarily  secured  installment  loans to  individuals  for
personal,  family  and  household  purposes,   including  automobile  loans  and
pre-approved lines of credit.

Management believes that the loan portfolio is adequately diversified. There are no foreign loans in the portfolio. The following table presents the major categories of loans in the Bank's loan portfolio and total amount of all loans at December 31, 2001 and 2000:

                                                                                       2001             2000
                                                                                  ---------------- ---------------

Real estate - mortgage                                                            $    7,954,000     $  7,408,000
Real estate - construction                                                               611,000          602,000
Commercial and industrial                                                              3,477,000        3,467,000
Loans to individuals for household, family and
     other consumer expenditures                                                       4,090,000        3,469,000
Agriculture                                                                              833,000          759,000
All other loans, including overdrafts                                                    629,083          604,946
Deferred loan origination costs                                                           18,455           20,910
                                                                                  ---------------- ---------------

                                                                                  $   17,612,538     $ 16,330,856
                                                                                  ================ ===============

Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. At December 31, 2001, and 2000 the Bank had approximately $15,900 and $940,500, respectively, in non-accruing loans. At December 31, 2000, the Bank had one loan on nonaccrual in the amount of 926,000. The loan is guaranteed by an agency of the U.S. Government and has been restructured following a bankruptcy filing by the borrower. The loan has been returned to accrual status due to the current status of the restructured Note.

With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $1,364 for the year ended December 31, 2001 and $174,341 for the year ended December 31, 2000.

As of December 31, 2001, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2001 the Bank had no such impaired loans. As of December 31, 2000 the Bank had $183,000 of such impaired loans.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. The allowance for loan losses is estimated by applying average loss percentages to accounts graded by management as substandard or doubtful and adding a percentage of all outstanding loans to allow for unidentified losses inherent in the portfolio. Management reviews loans that are exhibiting signs of weakness and grades those loans according to the borrowers' financial status, ability to repay, estimated collateral values, etc. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio. However, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

The Bank is subject to regulatory examinations that include a review of methodology used to calculate loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulatory agencies. Regulatory agencies may require additions to the allowance for loan losses based upon the regulators' credit evaluations and information available to them at the time of their examination.

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which reviews specific loans for potential charge-off as well as an assessment of the portfolio in the aggregate.

On December 31, 2001 and 2000, the allowance for loan losses was $187,808 and $252,219, respectively. The ratio of the allowance for loan losses to loans outstanding was 1.07% at December 31, 2001 and 1.54% at December 31, 2000. During 2001, the Bank experienced net charge-offs of $124,403 compared to net charge-offs of $67,636 in the prior year. Net charge-offs in 2001 included one loan on which the Bank is the loss payee on certain insurance policies. Those policies may allow the Bank to recover certain amounts in future periods. However, the timing of collection of those amounts may not be in the near future. Therefore, the Bank has charged off the entire loan balance as of December 31, 2001.

The Bank made recoveries of loans previously charged off of $118,465 and $17,666 for the years ended December 31, 2001 and 2000, respectively.

The Bank made provisions for loan losses of approximately $60,000 for the year ended December 31, 2001. The Bank made provision for loan losses for the year ended December 31, 2000 of approximately $111,200.

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

                                                                              SUMMARY OF LOAN LOSS EXPERIENCE
                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                                2001                    2000
                                                                          ------------------      -----------------

Balance at beginning of year                                                   $   252,219            $   208,642
Charge-offs:
     Commercial and industrial                                                    (209,000)                (7,000)
     Consumer                                                                      (33,868)               (78,302)
                                                                          ------------------      -----------------
                                                                                  (242,868)               (85,302)
                                                                          ------------------      -----------------
Recoveries:
     Commercial and industrial                                                          -                   9,000
     Real estate                                                                    80,000                      -
     Consumer                                                                       38,465                  8,666
                                                                          ------------------      -----------------
                                                                                   118,465                 17,666
                                                                          ------------------      -----------------

Net charge-offs                                                                   (124,403)               (67,636)

Provision for loan losses                                                           59,992                111,213
                                                                          ------------------      -----------------
Balance at end of year                                                      $      187,808            $   252,219
                                                                          ==================      =================

The following table presents the allocation of the allowance for loan losses at December 31, 2001 and 2000, based on the percentage of total loans in each category for the applicable year. Management does not segregate the allowance by category and the entire allowance is available to absorb losses from all categories.

                                                                         YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                                    2001                             2000
                                                      ---------------------------------- -----------------------------
                                                                           % OF                             % OF
                                                          AMOUNT           LOANS          AMOUNT           LOANS
                                                      --------------- -------------------------------- ---------------

Commercial and industrial                                $   36,998       19.7%           $   53,545       21.2%
Real estate - construction                                    6,573        3.5                 9,297        3.7
Real estate - mortgage                                       84,890       45.2               114,412       45.4
Consumer installment                                         59,347       31.6                74,965       29.7
                                                      --------------- -------------------------------- ---------------
         Total                                           $  187,808      100.0%           $  252,219      100.0%
                                                      =============== ================================ ===============

Management considers the allowance for loan losses adequate to cover inherent losses on loans outstanding as of December 31, 2001 and 2000. The determination of the allowance for loan losses using the Bank's procedures and methods is based upon judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Bank will not sustain losses that are sizeable in comparison to the amount reserved or that subsequent evaluation of the loan portfolio will not require changes to the allowance for loan losses. The allowance for loan losses is also subject to review by regulatory agencies through periodic examinations. Such examination could result in required changes to the allowance for loan losses.

INVESTMENTS

The Bank invests primarily in federal agency obligations and mortgage backed securities. Federal agency obligations are guaranteed by the United States.

The amortized cost and approximate fair value of investment securities, including maturities, are summarized as follows at December 31:

                                                                                                      2001
                                                                                    -----------------------------------------
                                                                                        AMORTIZED                FAIR
                                                                                           COST                 VALUE
                                                                                    -------------------   -------------------
AVAILABLE FOR SALE
------------------
     Federal Agencies
        One to five years                                                           $        5,000,000    $       4,979,505
                                                                                    -------------------   -------------------
     Mortgage backed
        One to five years                                                                      659,746              666,511
        After ten years                                                                      2,010,885            1,992,210
                                                                                    -------------------   -------------------
                                                                                             2,670,631            2,658,721
                                                                                    -------------------   -------------------
     Total available for sale                                                        $       7,670,631    $       7,638,226
                                                                                    ===================   ===================

HELD TO MATURITY
----------------
     State, county and municipal
        Less than one year                                                                $    75,360           $    76,133
        One to five years                                                                     168,924               174,459
        Five to ten years                                                                     473,520               466,133
                                                                                    -------------------   -------------------
     Total held to maturity                                                               $   717,804           $   716,725
                                                                                    ===================   ===================


                                                                                                      2000
                                                                                    -----------------------------------------
                                                                                        AMORTIZED                FAIR
                                                                                           COST                 VALUE
                                                                                    -------------------   -------------------
AVAILABLE FOR SALE
------------------
     Federal Agencies
        One to five years                                                               $   3,800,000          $  3,758,469
                                                                                    -------------------   -------------------
     Mortgage backed
        Less than one year                                                                    178,029               176,485
        One to five years                                                                     667,836               655,190
        After ten years                                                                        71,033                71,652
                                                                                    -------------------   -------------------
                                                                                              916,898               903,327
                                                                                    -------------------   -------------------
     Total available for sale                                                           $   4,716,898          $  4,661,796
                                                                                    ===================   ===================

HELD TO MATURITY
----------------
     State, county and municipal
        One to five years                                                                 $    247,514          $    249,540
        Five to ten years                                                                      472,761               464,005
                                                                                    -------------------   -------------------
     Total held to maturity                                                               $    720,275          $    713,545
                                                                                    ===================   ===================

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on an average maturity life computation of the underlying collateral. The mortgage-backed securities may mature earlier than their average maturity lives because of principal prepayments.

Investment securities with an aggregate amortized cost of approximately $1,162,225 ($1,168,885 fair value) and $1,172,000 ($1,149,000 fair value) at
December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes.

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

The Bank's average interest-bearing deposits in 2001 were $21,567,623, compared to $19,117,454 in the prior year, an increase of $2,450,169 or 12.8%.

The following tables present, for the years ended December 31, 2001 and 2000, the average amount and average rate paid on each of the following deposit categories:

                                                              AVERAGE AMOUNT                 AVERAGE RATE PAID
                                                      ----------------------------------------------------------------
                                                           2001            2000            2001             2000
                                                      --------------- -------------------------------- ---------------

Noninterest-bearing deposits                            $ 5,110,375      $  5,163,931         - %           - %
Interest-bearing deposits
    Interest checking                                     6,769,453         7,088,868      1.72          2.11
    Savings deposits                                      2,368,024         3,054,208      2.04          2.19
    Money market                                          1,893,127           249,845      3.41          3.22
    Certificates of deposit                               8,610,010         7,356,112      5.24          5.50
    Individual retirement accounts                        1,927,009         2,063,495      5.78          5.68

The Bank's core deposits consist of consumer time deposits, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Bank and the industry as a whole, such core deposits continue to provide the Bank with a large and stable source of funds. The Bank closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and less reliable as a source of funds than core deposits.

At December 31, 2001 and 2000, certificate of deposits of $100,000 or more totaled $1,822,000 and $1,998,000, respectively.

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                       2001             2000
                                                                                  ---------------- ---------------

Return on average total assets                                                              .82%          1.24%
Return on average stockholders equity                                                      6.96          10.15
Cash dividend payout ratio                                                                63.09          36.87
Average equity to average assets ratio                                                    11.84          12.17



DIVIDENDS

State banking regulations restrict the amount of dividends that can be paid and require prior approval of the State Board of Financial Institutions. The Bank paid a cash dividend of $1.00 per share in January 2001 to stockholders of record as of December 31, 2000. The Bank paid a cash dividend of 80 cents per share in January 2000 to shareholders of record as of December 31, 1999.

CAPITAL RESOURCES

The capital base for the Bank increased by $107,430 during 2001. This is comprised of $250,448 of net income and a $14,982 unrealized gain on available for sale securities offset by $158,000 paid in dividends to stockholders. The Bank's equity to asset ratio was 11.85 percent on December 31, 2001, as compared to 12.60 percent on December 31, 2000.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of December 31, 2001, the Bank exceeds the capital requirement levels that it is required to maintain.

                                                                                           CAPITAL RATIOS
                                                                                       (AMOUNTS IN THOUSANDS)
                                                                                                            ADEQUATELY
                                                                             WELL CAPITALIZED               CAPITALIZED
                                                    ACTUAL                     REQUIREMENT                  REQUIREMENT
                                          ---------------------------- ---------------------------- ---------------------------
                                             AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT        RATIO
                                          -------------- ------------- ------------- -------------- ------------ --------------

Total capital (to risk weighted assets)   $      3,904         19.6%   $   1,989            10.0%   $  1,592            8.0%

Tier 1 capital (to risk weighted assets)         3,716         18.7%       1,194             6.0%        796            4.0%

Tier 1 capital (to average assets)               3,716         11.6%       1,608             5.0%      1,286            4.0%


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process by which the Bank monitors and controls the mix and maturities of its assets and liabilities in order to promote stable growth in net interest income. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of bank customers. Maintaining an adequate level of liquidity is achieved through a combination of sufficient liquid assets, core deposit growth and access to alternate sources of funds that provide a sizable base from which to draw as liquidity needs arise.

At December 31, 2001, the Bank had an unused line of credit to purchase Federal funds from an unrelated bank totaling $2.5 million. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw this line at its option.

Interest sensitive assets and liabilities are those that are subject to repricing in the near term, including both floating rate instruments and those with approaching maturities. The interest sensitivity gap is the difference between total interest-sensitive assets and liabilities in a given time period. The objective of interest rate sensitivity management is to maintain the difference between interest-sensitive assets and liabilities at a level that will minimize the effects on the net interest margin of significant interest rate shifts.

The Bank's periodic and cumulative interest-sensitive positions that existed at year-end are as follows.

                                                                                    OVER ONE
                                                                      TOTAL         YEAR OR
                                           0-3           4-12         WITHIN      NON-SENSITIVE
                                          MONTHS        MONTHS       ONE YEAR                       TOTAL
                                       ------------- ------------- -------------  -------------  -------------
Earning assets
     Loans net of unearned income      $    7,030    $    1,770    $    8,800     $    8,813     $    17,613
     Investment securities                  3,571            75         3,646          8,273          11,919
                                       ------------- ------------- -------------  -------------  -------------
          Total earning assets             10,601         1,845        12,446         17,086          29,532

Percentage of total earning assets          35.90%         6.25%        42.15%         57.85%         100.00%

Interest-bearing liabilities
     Certificates of deposits of
     $100,000 or more                         932           890         1,822              -           1,822
     Other time and savings deposits       15,131         5,041        20,172            454          20,626
                                       ------------- ------------- -------------  -------------  -------------
          Total interest-bearing
            liabilities                    16,063         5,931        21,994            454          22,448
Other sources                                   -             -             -          7,084           7,084
                                       ------------- ------------- -------------  -------------  -------------
          Total sources                $   16,063    $    5,931    $   21,994     $    7,538     $    29,532
                                       ============= ============= =============  =============  =============

Percentage of total earning assets          54.39%        20.08%        74.47%         25.53%         100.00%

Interest sensitive gap                     (5,462)        (4,086)       (9,548)        9,548

Cumulative interest sensitive gap          (5,462)        (9,548)       (9,548)

                                              SOURCES AND USES OF FUNDS
                             (AVERAGE BALANCES FOR YEARS ENDED DECEMBER 31 IN THOUSANDS)

                                                                               DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                                   2001                            2000
                                                      ----------------------------------------------------------------
                                                          AMOUNT          PERCENT         AMOUNT          PERCENT
                                                      --------------- -------------------------------- ---------------
Composition of sources:
    Demand deposits                                   $        5,110        16.80%         $    5,164        18.59%
    NOW and money market                                       8,663        28.51               7,050        25.38
    Time and savings deposits                                 12,905        42.46              12,068        43.45
    Short-term borrowings                                          -            -                   -            -
    Other non interest-bearing funds                             116          .39                 114          .41
    Stockholders' equity                                       3,597        11.84               3,381        12.17
                                                      --------------- -------------------------------- ---------------

       Total sources                                  $       30,391       100.00%         $   27,777       100.00%
                                                      =============== ================================ ===============
Composition of sources:
    Loans*                                            $       18,048        59.39%         $   16,721        59.37%
    Investment securities                                      5,593        18.40               5,902        21.25
    Other earning assets                                       4,364        14.36               3,097        11.15
Other assets                                                   2,386         7.85               2,057         8.23
                                                      --------------- -------------------------------- ---------------
     Total uses                                   $           30,391       100.00%         $   27,777       100.00%
                                                      =============== ================================ ===============

  * Loan balances stated net of unearned income

SOURCES OF FUNDS

Average sources of funds increased $2,614,000 to $30,391,000 in 2001 compared to $27,777,000 in 2000. This represents an increase of 9.4% in total average sources of funds. Average NOW and money market deposits and time and savings deposits increased $2,450,000 or 12.8%. This was partially offset by a decrease of $54,000 in demand deposits, a nominal percentage decrease. Average loans increased $1,327,000 or 7.9% while average investment securities decreased $309,000 or 5.2% and other earning assets increased $1,267,000 or 40.9%, to account for the majority of the overall increase of total uses of funds in 2001.

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

                                                               CONTRACT
                                                                AMOUNT
                                                         ---------------------
     Financial  instruments  whose  contract  amounts
       Represent credit risk at December 31, 2001:

          Commitments to extend credit                     $   3,446,000
                                                         =====================

Of these commitments to extend credit, $2,991,000 are at variable rates and $455,000 are at fixed rates.

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

EFFECTS OF REGULATORY ACTION

REGULATION OF THE BANK

The Bank is extensively regulated under federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by references to the particular statutory or regulatory provisions. Any change in applicable laws may have a material effect on the bank's business and prospects. The Bank's operations may be affected by possible legislative and regulatory changes and by the monetary policies of the United States.

The Bank is subject to examination by the State Board of Financial Institutions. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating the branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited facts in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

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

The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and is also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

OTHER SAFETY AND SOUNDNESS REGULATIONS

Prompt Corrective Action The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

A bank that is "undercapitalized" becomes subject to provisions of the FDIA: restricting payment of capital distributions and management fees; requiring FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payment of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.
                                      -13-
Brokered Deposits Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

The Bank currently meets the definition of "well capitalized."

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

Under provisions of the new legislation, which were effective March 11, 2000, banks securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" that has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

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

The Company anticipates that the Act and the regulations that are to be adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

LEGISLATIVE PROPOSALS

New proposed legislation that could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

IMPACT OF INFLATION

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. Therefore, interest rates have a more significant impact on the Bank's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

EMPLOYEES

The Bank presently employs 15 full-time equivalent employees. Management believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company's corporate office is located at 202 Cashua Street, Darlington, South Carolina. The building also houses the Bank's branch facilities and central operations, including data processing and accounting.

The Bank believes that its facilities are adequate for its current operations. The Bank currently owns its facilities, which are not subject to any liens.


ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company by solicitation of proxies or otherwise during the fourth quarter ended December 31, 2001.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Shares of Darlington Bancshares are currently traded on Nasdaq's OTC Bulletin Board.

As of March 15, 2002, the number of holders of record for the Company's common stock was 496.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


2001 COMPARED TO 2000

Net income for the year ended December 31, 2001 was $250,448 compared to 2000 net income of $343,196. The Company earned $1.59 per common share in 2001 compared to $2.17 per share in 2000. The decrease in net income is mainly attributable to a lower net interest margin as a result of significant interest rate reductions during the year.

Net interest income, which is the difference between interest earned on the Company's interest earning assets and interest paid on interest bearing liabilities, was $1,225,879 for the year ended December 31, 2001 compared to $1,374,198 for the year ended December 31, 2000. Net interest income, the main driver of the Company's earnings, decreased $148,319 or 10.8% in 2001 compared to 2000. Interest income decreased in 2001 primarily due to lower interest rates.

Average earning assets were $28,004,000 or 92.1% of total average assets as compared to $25,719,000 or 92.6% of total average assets in 2000. The primary types of earning assets are loans, investment securities and short-term investments. Loans comprised approximately 64.4% of the Bank's total earning assets, while investment securities comprised 20.0% and short-term investments 15.6% in 2001.

Average loans increased $1.3 million or 7.9% during 2001 as compared to average loans in 2000. However, the average yield on loans dropped 10% to 8.51% in 2001 from 9.48% in 2000 due to decreases in overall short-term market interest rates. The Federal Reserve decreased the Federal Funds rate eleven (11) times during 2001. The total decrease in the Federal Funds rate was 425 basis points in 2001, bringing the Federal Funds rate to its lowest level in forty (40) years.

Commercial, industrial and agricultural loans comprised 24.5% of the loan portfolio as of December 31, 2001. Loans secured by real estate comprised 48.6% of the portfolio, while consumer and other loans comprised 26.9% of the loan portfolio as of year ended December 31, 2001.

During 2001 interest expense on deposits was $792,000, an increase of $45,000 over 2000 levels. During the year, the Bank was not able to decrease the average rate paid on time deposits as quickly or by the same magnitude that rates decreased on interest earning assets. As a result, the interest rate spread dropped from 4.35% in 2000 to 3.53% in 2001. The Company expects spreads to improve in 2002 since many of the Bank's time deposits will renew at lower rates.

The amount of net loans charged off in 2001 was approximately $124,000 compared to $68,000 in 2000 and $71,000 in 1999. The ratio of net charge-offs to average loans, net of unearned income, for 2001 was 0.69% as compared to 0.41% in 2000 and 0.43% in 1999.

Provision for loan losses in 2001 was approximately $60,000 and in 2000 was $111,000. There was no provision for loans losses made in 1999. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.07% at December 31, 2001 and 1.55% and 1.27% at December 31, 2000 and 1999,
respectively. The decrease in the allowance as a percentage of loans is due to a decrease in non-performing assets at December 31, 2001. Loans greater than 90 days past due totaled $54,000 at December 31, 2001 compared to $1,011,000 at December 31, 2000. Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of December 31, 2001.

Non-interest income increased $71,139 or 26.8% in 2001. Service charges on deposit accounts increased $70,660 or 29.6% and accounted for almost 100% of the increase. The increase in service fees on deposit accounts is due to an increase in overall account balances and in overdraft charges. Overdraft charges increased approximately $50,000 or 28.8% in 2001 compared to 2000. In addition, the Bank earned approximately $25,000 in miscellaneous bookkeeping charges in 2001, which represented an increase of 89.2% over 2000 levels.

Non-interest expense increased $74,534 or 7.0% in 2001. Salaries and employee benefits expense increased $81,000 or 14.7% in 2001. Additional employees hired in 2000 were included in salary expense for a full year in 2001. Furniture and equipment increased $17,000 or 26.7%, due to depreciation expenses and service contracts associated with new equipment. Other operating expense decreased $40,000 or 16.1% in 2001. 2000 included expenses related to misappropriations by a former employee. Data processing fees also increased 12.5% during the year ended December 31, 2001 due to an upgrade in the system used by the Bank.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. The adoption was not material to the Company's consolidated financial statements.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB No. 125, " was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 in 2001 did not have a material effect on the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

The Company was required to adopt the provisions of SFAS No. 141 immediately and must adopt SFAS No. 142 effective January 1, 2002. The adoption of the provisions of SFAS No. 141 in 2001 did not have a material effect on the Company.

In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. The Company's management believes it is in compliance with the provisions of SAB No. 102.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

See "Liquidity and Asset Liability Management" for further discussion.

INFLATION

Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

While the effect of inflation on banks is normally not as significant as is its influence on those businesses that have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

The Bank believes that the effects of inflation are generally manageable through asset/liability management.

ITEM 7.        FINANCIAL STATEMENTS

The following financial statements are filed with this report:

-   Independent Auditor's Report
-   Consolidated Balance Sheets as of December 31, 2001 and 2000
- Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
- Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
- Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
-   Notes to Consolidated Financial Statements



                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                           DARLINGTON, SOUTH CAROLINA


                                TABLE OF CONTENTS


                                                                     PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     21

FINANCIAL STATEMENTS
     Consolidated balance sheets                                       22
     Consolidated statements of income                                 23
     Consolidated statements of stockholders' equity                   24
     Consolidated statements of cash flows                             25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          26-37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders
DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
Darlington, South Carolina


             We have audited the accompanying consolidated balance sheets of DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY as of December 31, 2001 and 2000 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2001, in conformity with auditing standards generally accepted in the United States of America.



/s/ Elliott Davis, LLP

January 19, 2002
Greenville, South Carolina

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                      -----------------------------------------
                                                                                             2001                  2000
                                                                                      -------------------   -------------------
                                                            ASSETS

CASH AND DUE FROM BANKS                                                                     $   314,713          $  1,089,597

FEDERAL FUNDS SOLD                                                                            3,513,000             4,420,000

INVESTMENT SECURITIES HELD TO MATURITY
     (FAIR VALUE $716,725 IN 2001 AND $713,545 IN 2000)                                         717,804               720,275

INVESTMENT SECURITIES AVAILABLE FOR SALE                                                      7,638,226             4,661,796

OTHER INVESTMENTS, AT COST                                                                       50,405                50,405

LOANS                                                                                        17,612,538            16,330,856

     Less allowance for loan losses                                                            (187,808)             (252,219)
                                                                                      -------------------   -------------------

            Net loans                                                                        17,424,730            16,078,637

PREMISES AND EQUIPMENT                                                                        1,063,384               875,051

ACCRUED INTEREST RECEIVABLE                                                                     253,713               421,380

OTHER ASSETS                                                                                    196,937               172,324
                                                                                      -------------------   -------------------

                                                                                           $ 31,172,912         $  28,489,465
                                                                                      ===================   ===================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
     Demand                                                                                $  4,910,391          $  4,788,254
     Savings and NOW                                                                         12,743,457             9,245,878
     Other time                                                                               9,705,264            10,715,949
                                                                                      -------------------   -------------------

            Total deposits                                                                   27,359,112            24,750,081

OTHER LIABILITIES                                                                               119,413               152,427
                                                                                      -------------------   -------------------

            Total liabilities                                                                27,478,525            24,902,508
                                                                                      -------------------   -------------------

COMMITMENTS AND CONTINGENCIES - NOTE 9

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value, 1,000,000 shares authorized,  158,000 shares issued and outstanding at December 31, 2001
        and 2000                                                                                  1,580                 1,580
     Capital in excess of par value of stock                                                  1,617,920             1,617,920
     Retained earnings                                                                        2,096,274             2,003,826
     Accumulated other comprehensive loss                                                       (21,387)              (36,369)
                                                                                      -------------------   -------------------

            Total stockholders' equity                                                        3,694,387             3,586,957
                                                                                      -------------------   -------------------

                                                                                           $ 31,172,912         $  28,489,465
                                                                                      ===================   ===================


          The  accompanying  notes  are an  integral  part of these consolidated financial statements.



                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------------------
                                                                          2001                 2000                1999
                                                                   -------------------   ------------------  ------------------
INTEREST INCOME
     Loans                                                             $   1,536,015         $  1,585,826          $1,477,742
     Investment securities
        Taxable                                                              285,394              322,026             317,797
        Exempt from federal income taxes                                      31,130                                   45,865
                                                                                                   34,266
                                                                   -------------------   ------------------  ------------------

            Total interest on investment securities                          316,524              356,292             363,662

     Federal funds sold                                                      163,260              176,072             156,072
     Other                                                                     1,822                2,531               4,473
                                                                   -------------------   ------------------  ------------------

            Total interest income                                          2,017,621            2,120,721           2,001,949

INTEREST EXPENSE
     Deposits                                                                791,742              746,523             664,452
                                                                   -------------------   ------------------  ------------------

            Net interest income                                            1,225,879            1,374,198           1,337,497

PROVISION FOR LOAN LOSSES                                                     59,992              111,213                   -
                                                                   -------------------   ------------------  ------------------

            Net interest income after provision for loan
            losses                                                         1,165,887            1,262,985           1,337,497

NONINTEREST INCOME
     Service charges on deposit accounts                                     309,082              238,422             255,534
     Other service charges and fees                                           27,685               27,206              20,933
                                                                   -------------------   ------------------  ------------------

            Total noninterest income                                         336,767              265,628             276,467

NONINTEREST EXPENSES
     Salaries and employee benefits                                          630,724              549,827             506,880
     Occupancy                                                                69,472               64,951              62,587
     Furniture and equipment                                                  80,147               63,283              63,802
     Office supplies                                                          46,664               45,549              53,628
     Data processing fees                                                    104,622               93,014              89,484
     Other operating                                                         211,477              251,948             231,055
                                                                   -------------------   ------------------  ------------------

            Total noninterest expenses                                     1,143,106            1,068,572           1,007,436
                                                                   -------------------   ------------------  ------------------

            Income before income taxes                                       359,548              460,041             606,528

PROVISION FOR INCOME TAXES                                                   109,100              116,845             194,000
                                                                   -------------------   ------------------  ------------------

            Net income                                                  $    250,448          $   343,196         $   412,528
                                                                   ===================   ==================  ==================

NET INCOME PER SHARE OF COMMON STOCK                                    $      1.59           $      2.17         $      2.61
                                                                   ===================   ==================  ==================



     The  accompanying  notes  are an  integral  part of these consolidated financial statements.


                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                       CAPTIAL IN                     ACCUMULATED        TOTAL
                                                 COMMON STOCK           EXCESS OF                      OTHER COM-        STOCK-
                                            ------------------------    PAR VALUE       RETAINED       PREHENSIVE       HOLDERS'
                                              SHARES       AMOUNT       OF STOCK        EARNINGS     INCOME (LOSS)       EQUITY
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 1998                     158,000   $ 790,000      $   829,500   $ 1,477,202      $    11,028    $  3,107,730
                                                                                                                     ---------------
    Net income                                                                            412,528                          412,528
    Par value conversion                                  (788,420)         788,420                                              -
    Other comprehensive income, net of
       income taxes of $58,708:
       Unrealized loss on securities
           available for sale                                                                             (113,676)       (113,676)
                                                                                                                     ---------------
       Comprehensive income                                                                                                298,852
    Cash dividend, $.65 per share                                                        (102,700)                        (102,700)
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 1999                     158,000       1,580        1,617,920     1,787,030         (102,648)      3,303,882
                                                                                                                     ---------------
    Net income                                                                            343,196                          343,196
    Other comprehensive income, net of
       income taxes of $34,145:
       Unrealized gain on securities
           available for sale                                                                               66,279          66,279
                                                                                                                     ---------------
       Comprehensive income                                                                                                409,475
    Cash dividend, $.80 per share                                                        (126,400)                        (126,400)
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 2000                     158,000       1,580        1,617,920     2,003,826          (36,369)      3,586,957
                                                                                                                     ---------------
    Net income                                                                            250,448                          250,448
    Other comprehensive income, net of
       income taxes of $7,715:
       Unrealized gain on securities
           available for sale                                                                               14,982          14,982
                                                                                                                     ---------------
       Comprehensive income                                                                                                265,430
    Cash dividend, $1.00 per share                                                       (158,000)                        (158,000)
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 2001                     158,000    $  1,580      $ 1,617,920   $ 2,096,274      $   (21,387)   $  3,694,387
                                            ===========  ===========  ==============  =============  =============== ===============






     The  accompanying  notes  are an  integral  part of these consolidated financial statements.



                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------------------------
                                                                              2001                2000                1999
                                                                        -----------------  -------------------  -----------------
OPERATING ACTIVITIES
     Net income                                                             $   250,448          $   343,196        $   412,528
     Adjustments to reconcile net income to
        net cash provided by operating activities
        Depreciation                                                             70,598               60,889             58,806
        Amortization and accretion                                                5,161                  356              4,690
        Provision for loan losses                                                59,992              111,213                  -
        Loss on sale of premises and equipment                                    4,057                    -                  -
        Change in deferred income taxes                                          36,000              (12,865)            (8,000)
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                    167,667              (22,986)           (58,956)
          Increase in other assets                                              (60,611)             (24,825)           (62,406)
          Increase (decrease) in other liabilities                              (40,729)               4,103            (65,186)
                                                                        -----------------  -------------------  -----------------
            Cash provided by operating activities                               492,583              459,081            281,476
                                                                        -----------------  -------------------  -----------------

INVESTING ACTIVITIES
     Decrease (increase) in federal funds sold                                  907,000           (2,460,000)         5,310,000
     Proceeds from maturities of investment securities
        held to maturity                                                              -              300,000            204,000
     Proceeds from maturities of investment securities
        available for sale                                                    6,686,060              921,283          1,064,738
     Purchase of investment securities held to maturity                               -                    -           (471,370)
     Purchase of investment securities available for sale                    (9,642,485)            (300,000)        (2,000,000)
     Net (increase) decrease in loans                                        (1,406,085)              92,354           (335,004)
     Proceeds from sale of premises and equipment                                 7,384                    -                  -
     Purchases of premises and equipment                                       (270,372)             (21,680)           (85,666)
     Net decrease in foreclosed real estate                                           -                    -             67,669
                                                                        -----------------  -------------------  -----------------
            Cash provided by (used for) investing activities                 (3,718,498)          (1,468,043)         3,754,367
                                                                        -----------------  -------------------  -----------------

FINANCING ACTIVITIES
     Dividends paid                                                            (158,000)            (126,400)          (102,700)
     Increase (decrease) in deposits                                          2,609,031              815,610         (3,395,601)
                                                                        -----------------  -------------------  -----------------
            Cash provided by (used for) financing activities                  2,451,031              689,210         (3,498,301)
                                                                        -----------------  -------------------  -----------------

            Increase (decrease) in cash and due from banks                     (774,884)            (319,752)           537,542

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                    1,089,597            1,409,349            871,807
                                                                        -----------------  -------------------  -----------------

CASH AND DUE FROM BANKS, END OF YEAR                                        $   314,713         $  1,089,597       $  1,409,349
                                                                        =================  ===================  =================

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest                                                            $   825,097          $   719,539        $   677,933
                                                                        =================  ===================  =================

        Income taxes                                                        $   175,967          $   129,320        $   290,915
                                                                        =================  ===================  =================

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

      The Bank operates under a state charter and provides full banking services to its customers. The Bank is subject to regulation by the South Carolina State Board of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank makes commercial and personal loans to individuals and small businesses located primarily in the South Carolina midlands region. The Bank has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

    USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the statements of income for the periods covered. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS
      For purposes of the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks." Cash and cash equivalents have an original maturity of three months or less.

    INVESTMENT SECURITIES
      The Bank accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at fair value. Unrealized gains or losses are reported as a component of stockholders' equity, accumulated other comprehensive loss, net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held to maturity, the Bank must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. The Bank has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

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

    ACCOUNTING FOR IMPAIRED LOANS
      The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

    NET INCOME PER SHARE
      Net income per share is computed on the basis of the weighted average number of common shares outstanding, 158,000 shares in 2001, 2000 and 1999. The Company has no instruments which are dilutive; therefore, only basic net income per share of common stock is presented.

    RECENTLY ISSUED ACCOUNTING STANDARDS
      SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125, " was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 in 2001 did not have any effect on the Company.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 immediately and must adopt SFAS No. 142 effective January 1, 2002. The adoption of the provisions of SFAS No. 141 in 2001 did not have any effect on the Company. The adoption of SFAS No. 142 is not expected to have any effect on the Company.

      In August 2001, the FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This SFAS supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

                                                                     (Continued)

      On July 2, 2001, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB No. 102 expresses the SEC's views on the development, documentation and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. A concurrent statement was also issued by the Federal Financial Institutions Examination Council ("FFIEC"). The Company believes that it is currently in compliance with the requirements of SAB No. 102.

    RECLASSIFICATIONS
      Certain previously reported amounts have been reclassified to conform to the current year presentation. Such changes had no effect on previously reported net income or stockholders' equity.

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



NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2001 and 2000 were approximately $259,000 and $245,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

          The  amortized   cost  and   approximate   fair  value  of  investment
securities, including maturities, are summarized as follows at December 31:

                                                                                         2001
                                                          -------------------------------------------------------------------
                                                                                   GROSS UNREALIZED
                                                             AMORTIZED      --------------------------------      FAIR
                                                                COST             GAINS           LOSSES           VALUE
                                                          ----------------- ---------------- --------------- ----------------

AVAILABLE FOR SALE
   Federal Agencies
     One to five years                                        $  5,000,000       $    1,875      $   22,370      $ 4,979,505
                                                          ----------------- ---------------- --------------- ----------------

   Mortgage backed
     One to five years                                             659,746            6,765               -          666,511
     After ten years                                             2,010,885            5,599          24,274        1,992,210
                                                          ----------------- ---------------- --------------- ----------------

                                                                 2,670,631           12,364          24,274        2,658,721
                                                          ----------------- ---------------- --------------- ----------------

Total available for sale                                      $  7,670,631       $   14,239      $   46,644      $ 7,638,226
                                                          ================= ================ =============== ================

HELD TO MATURITY
   State, county and municipal
     Less than one year                                        $    75,360        $     773        $      -       $   76,133
     One to five years                                             168,924            5,535               -          174,459
     Five to ten years                                             473,520                -           7,387          466,133
                                                          ----------------- ---------------- --------------- ----------------

Total held to maturity                                         $   717,804       $    6,308      $    7,387       $  716,725
                                                          ================= ================ =============== ================



                                                                                         2000
                                                          -------------------------------------------------------------------
AVAILABLE FOR SALE
   Federal Agencies
     One to five years                                        $  3,800,000       $    1,031      $   42,562      $ 3,758,469
                                                          ----------------- ---------------- --------------- ----------------

   Mortgage backed
     Less than one year                                            178,029                -           1,544          176,485
     One to five years                                             667,836                -          12,646          655,190
     After ten years                                                71,033              619               -           71,652
                                                          ----------------- ---------------- --------------- ----------------

                                                                   916,898              619          14,190          903,327
                                                          ----------------- ---------------- --------------- ----------------

Total available for sale                                      $  4,716,898       $    1,650      $   56,752      $ 4,661,796
                                                          ================= ================ =============== ================

HELD TO MATURITY
   State, county and municipal
     One to five years                                         $   247,514       $    2,026        $      -       $  249,540
     Five to ten years                                             472,761                -           8,756          464,005
                                                          ----------------- ---------------- --------------- ----------------

Total held to maturity                                         $   720,275       $    2,026      $    8,756       $  713,545
                                                          ================= ================ =============== ================



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

          Investment securities with an aggregate amortized cost of approximately $1,162,225 ($1,168,885 fair value) at December 31, 2001 and $1,172,000 ($1,149,000 fair value) at December 31, 2000, were pledged to secure public deposits and for other purposes. Fair value of investment securities is determined using quoted market prices.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

          Following is a summary of loans by major classification:

                                                                                                   DECEMBER 31,
                                                                                       --------------------------------------
                                                                                              2001                2000
                                                                                       -------------------  -----------------

Real estate - mortgage                                                                      $   7,954,000       $  7,408,000
Real estate - construction                                                                        611,000            602,000
Commercial and industrial                                                                       3,477,000          3,467,000
Loans to individuals for household, family and other consumer expenditures                      4,090,000          3,469,000
Agriculture                                                                                       833,000            759,000
All other loans, including overdrafts                                                             629,083            604,946
Deferred loan origination costs                                                                    18,455             20,910
                                                                                       -------------------  -----------------

                                                                                            $  17,612,538       $ 16,330,856
                                                                                       ===================  =================

           Changes in the allowance for loan losses are summarized as follows for the years ended December 31,:

                                                                      2001                  2000                1999
                                                                -------------------  -------------------  -------------------

Balance, beginning of year                                           $   252,219         $   208,642           $    279,749
Recoveries of loans previously charged against
    the allowance                                                        118,465              17,666                 16,921

   The allowance

Provision for loan losses                                                 59,992             111,213                      -
Loans charged against the allowance                                     (242,868)            (85,302)               (88,028)
                                                                -------------------  -------------------  -------------------

Balance, end of year                                                 $   187,808         $   252,219           $    208,642
                                                                ===================  ===================  ===================

               At December 31, 2001 and 2000, non-accrual loans totaled approximately $15,900 and $940,500, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $1,364 in 2001, $174,341 in 2000 and $11,719 in 1999. No interest was recorded on nonaccrual loans in 2001, 2000 and 1999. As of December 31, 2001 the Bank had no impaired loans. As of December 31, 2000, the Bank had $183,000 of impaired loans.

NOTE 5 -  PREMISES AND EQUIPMENT

           Premises and equipment at December 31 is summarized as follows:


                                                                                         2001               2000
                                                                                    ----------------   ---------------

Land and buildings                                                                      $   965,625        $  964,580
Furniture, fixtures and equipment                                                           753,547           500,609
                                                                                    ----------------   ---------------

                                                                                          1,719,172         1,465,189
Less accumulated depreciation and amortization                                              655,788           590,138
                                                                                    ----------------   ---------------

                                                                                       $  1,063,384        $  875,051
                                                                                    ================   ===============


           Depreciation and amortization of bank premises and equipment charged to operating expense totaled $70,598 in 2001, $60,889 in 2000 and $58,806 in 1999.



NOTE 6 - DEPOSITS

           At December 31, 2001 and 2000, certificates of deposit of $100,000 or more totaled approximately $1,822,000 and $1,998,000, respectively. Interest expense on these deposits was $80,153 in 2001, $105,302 in 2000 and $75,263 in 1999.

           At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                  2002                                          $ 9,251,483
                  2003                                              380,401
                  2004                                               67,507
                  2005                                                5,873
                                                           -----------------

                                                                $ 9,705,264
                                                           =================



NOTE 7 - UNUSED LINES OF CREDIT

           At December 31, 2001, the Bank has an unused short-term line of credit to purchase Federal funds from an unrelated bank totaling $2,500,000. This line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw this line at its option.

NOTE 8 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31,:


                                                                      2001                  2000                1999
                                                                -------------------  -------------------  -------------------
Income taxes currently payable
    Federal                                                          $    63,400          $   119,460          $    183,000
    State                                                                  9,700               10,250                19,000
                                                                -------------------  -------------------  -------------------

                                                                          73,100              129,710               202,000
                                                                -------------------  -------------------  -------------------

Tax consequences of differences
    Loan losses                                                           13,448              (14,816)                    -
    Depreciation                                                           9,968               (1,344)                1,630
    Other                                                                 12,584                3,295                (9,630)
                                                                -------------------  -------------------  -------------------

                                                                          36,000              (12,865)               (8,000)
                                                                -------------------  -------------------  -------------------

      Provision                                                      $   109,100          $   116,845          $    194,000
                                                                ===================  ===================  ===================


           The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                                                        DEFERRED TAX ASSET (LIABILITY)
                                                                                  --------------------------------------------
                                                                                         2001                    2000
                                                                                  --------------------    --------------------

Allowance for loan losses                                                                $    72,306             $    85,754
Accumulated depreciation                                                                     (44,473)                (34,505)
Unrealized loss on investment securities                                                      12,478                  18,734
Other, net                                                                                   (13,068)                   (375)
                                                                                  --------------------    --------------------

                                                                                         $    27,243             $    69,608
                                                                                  ====================    ====================

           The net deferred tax asset is reported in the category of other assets in the balance sheets at December 31, 2001 and 2000.

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                      2001                          2000                          1999
                                           ----------------------------  ---------------------------  -----------------------------
                                              AMOUNT            %           AMOUNT           %            AMOUNT            %

Tax expense at statutory rate               $  122,246          34.00%    $  156,414         34.0%      $  206,220         34.0%
Increase (decrease) in taxes resulting
from:
   Tax exempt interest                         (15,600)         (4.32)       (17,221)        (3.7)         (21,975)        (3.6)
   State bank tax (net of federal benefit)      10,000           2.77          9,201          2.0           11,400          1.9
   Other - net                                  (7,546)         (2.21)       (31,549)        (6.9)          (1,645)         (.3)
                                           --------------   -----------  --------------  -----------  ---------------  ------------

       Tax provision                        $  109,100          30.24%    $  116,845         25.4%      $  194,000         32.0%
                                           ==============   ===========  ==============  ===========  ===============  ============

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

                                                                                           CONTRACT
                                                                                            AMOUNT
                                                                                     ---------------------
     Financial  instruments  whose  contract  amounts  Represent  credit risk at
       December 31, 2001:

          Commitments to extend credit                                                      $   3,446,000
                                                                                     =====================

          Of these commitments to extend credit, $2,991,000 are at variable rates and $455,000 are at fixed rates.

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

                                                                     (Continued)

            The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                                 DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                                  2001                                 2000
                                                    -----------------------------------  ------------------------------------
                                                      CARRYING                              CARRYING
                                                       AMOUNT           FAIR VALUE           AMOUNT           FAIR VALUE
                                                    ----------------   ----------------  -----------------  -----------------
Financial assets:
   Cash and due from banks                             $     314,713       $   314,713        $  1,089,597      $  1,089,597
   Federal funds sold                                      3,513,000         3,513,000           4,420,000         4,420,000
   Investment securities held to maturity                    717,804           716,725             720,275           713,545
   Investment securities available for sale                7,638,226         7,638,226           4,661,796         4,661,796
   Other investments                                          50,405            50,405              50,405            50,405
   Loans, gross                                           17,612,538        17,657,064          16,330,856        17,041,248

Financial liabilities:
   Deposits                                            $  27,359,112     $  27,444,529       $  24,750,081     $  23,722,953


            The Company had $3,446,000 of off-balance sheet financial commitments, which are commitments to originate loans and unused lines of credit. Since these obligations are based on current market rates, the carrying amount is considered to be a reasonable estimate of fair value.

            Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of December 31, 2001 and 2000. Changes in market interest rates and prepayment assumptions could significantly change the fair value. Therefore, management believes that the foregoing information is of limited value and has no basis for determining whether the fair value presented would be indicative of the value which could be negotiated during an actual sale.

            Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, deferred tax assets and liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.


NOTE 11 - RESTRICTIONS ON DIVIDENDS

            The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Banking regulations restrict the amount of dividends that can be paid by the Bank and require approval of the State Board of Financial Institutions.

NOTE 12 - TRANSACTIONS WITH DIRECTORS, OFFICERS AND ASSOCIATES

            Directors and officers of the Company and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in the loan transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all officers and directors, including immediate family and business interests, at December 31, 2001 and 2000, were $738,310 and $1,031,840, respectively. During 2001, $962,812 in new loans were made to this group and repayments of $1,256,342 were received. Deposits by directors, officers and their related interests, as of December 31, 2001 and 2000, approximated $1,418,150 and $894,185, respectively.

NOTE 13 - RETIREMENT PLAN

            The Bank sponsors Simplified Employee Pension (SEP) individual retirement accounts for all officers and employees meeting certain age and service requirements. Contributions are at the discretion of and determined annually by the Board of Directors and are not to exceed the maximum amount deductible under the applicable section of the Internal Revenue Code. Included in expenses are contributions to the retirement plan of $26,000, $19,191 and $25,035 for the years ended December 31, 2001, 2000 and 1999, respectively.


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

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

            As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:


                                                                                                              TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                                  FOR CAPITAL              PROMPT CORRECTIVE
                                                                               ADEQUACY PURPOSES           ACTION PROVISIONS
                                                                          --------------------------- ---------------------------
                                                      ACTUAL                        MINIMUM                     MINIMUM
                                            ----------------------------  --------------------------- ---------------------------
                                                AMOUNT         RATIO        AMOUNT         RATIO         AMOUNT         RATIO
                                            --------------- ------------  ------------ -------------- -------------  ------------
AS OF DECEMBER 31, 2001
   Total capital (to risk weighted assets)       $   3,904      19.6%      $  1,592          8.0%        $  1,989        10.0%
   Tier 1 capital (to risk weighted assets)          3,716      18.7            796          4.0            1,194         6.0
   Tier 1 capital (to average assets)                3,716      11.6          1,286          4.0            1,608         5.0

AS OF DECEMBER 31, 2000
   Total capital (to risk weighted assets)       $   3,838      22.4%      $  1,370          8.0%        $  1,712        10.0%
   Tier 1 capital (to risk weighted assets)          3,624      21.2            685          4.0            1,027         6.0
   Tier 1 capital (to average assets)                3,624      12.5          1,155          4.0            1,444         5.0



NOTE 15 - PARENT COMPANY FINANCIAL INFORMATION

     Following  is  condensed   financial   information  of  Darlington   County
Bancshares, Inc. (parent company only):

                             CONDENSED BALANCE SHEET

                                                                                                  DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                           2001                  2000
                                                                                    -------------------   -------------------
ASSETS
     Investment in Bank subsidiary                                                       $   3,694,387          $  3,586,957
                                                                                    ===================   ===================

LIABILITIES AND STOCKHOLDER'S EQUITY
     Stockholders' equity                                                                $   3,694,387          $  3,586,957
                                                                                    ===================   ===================


                          CONDENSED STATEMENT OF INCOME

                                                                                              FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                           2001                  2000
                                                                                    -------------------   -------------------
DIVIDEND FROM BANK SUBSIDIARY BEFORE EQUITY IN

     UNDISTRIBUTED NET INCOME OF BANK SUBSIDIARY                                          $    158,000           $   141,645

EQUITY IN UNDISTRIBUTED NET INCOME OF
     BANK SUBSIDIARY                                                                            92,448               201,551
                                                                                    -------------------   -------------------

         Net income                                                                       $    250,448           $   343,196
                                                                                    ===================   ===================



                                                                     (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                              FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                           2001                  2000
                                                                                    -------------------   -------------------
OPERATING ACTIVITIES
     Net income                                                                          $    250,448           $   343,196
     Adjustments to reconcile net income to net cash
         provided by operating activities
        Equity in undistributed net income of Bank subsidiary                                 (92,448)             (201,551)
        Decrease in due to Bank subsidiary                                                          -               (15,245)
                                                                                    -------------------   -------------------

         Net cash provided by operating activities                                            158,000               126,400

FINANCING ACTIVITY
     Dividends paid                                                                          (158,000)             (126,400)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                                          -                     -
                                                                                    -------------------   -------------------

CASH AND DUE FROM BANKS, END OF YEAR                                                       $        -             $       -
                                                                                    ===================   ===================



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTS AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

See Election of Directors, Executive Officers, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

See Compensation of Directors and Executive Officers and Board Compensation Committee Report on Executive Compensation in the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Security Ownership of Certain Beneficial Owners and Management in the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Certain Relationships and Related Transactions in the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

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


              Darlington County Bancshares, Inc.
              ----------------------------------
                      Name of Bank



By:  /s/  W.B. McCOWN, III                           Date:
     ----------------------------------------
     W. B. McCown, III, President and
     Chief Executive Officer
    (Principal Executive Officer)



By: /s/ ALBERT L. JAMES, III                         Date:
    ------------------------------------------
    Albert L. James, III, Secretary and Treasurer
    (Principal Financial Officer)


SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                  Signature                                              Title                       Date

/s/ R. E. Goodson, Sr.
--------------------------------------------                      Chairman of the Board         March 29, 2002
R. E. Goodson, Sr.

/s/ Hubert C. Baker
--------------------------------------------                      Director                      March 29, 2002
Hubert C. Baker

/s/ W. Edwin Dargan
-------------------------------------------                       Director                      March 29, 2002
W. Edwin Dargan

/s/ Raymond Galloway
-------------------------------------------                       Director                      March 29, 2002
Raymond Galloway

/s/ Charles G. Howard
-------------------------------------------                       Director                      March 29, 2002
Charles G. Howard

/s/ Albert L. James, III
-------------------------------------------                       Director                      March 29, 2002
Albert L. James, III

/s/ G. Clyde Scott
-------------------------------------------                       Director                      March 29, 2002
G. Clyde Scott

/s/ Eugene A. Vaughn
-------------------------------------------                       Director                      March 29, 2002
Eugene A. Vaughn

/s/ W. B. McCown, III
-------------------------------------------                       President and Chief           March 29, 2002
W. B. McCown, III                                                   Executive Officer
