Form 10QSB
period 2002-03-31
DARLINGTON COUNTY BANCSHARES INC
filed 2002-05-15
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OT 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

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


Common Stock - $.01 Par Value
158,000 Shares Outstanding on April 30, 2002

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

                       DARLINGTON COUNTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        (UNAUDITED)           (AUDITED)
                                                                                         MARCH 31,           DECEMBER 31,
                                                                                            2002                  2001
                                                                                     ------------------    ------------------
                                                           ASSETS
Cash and due from banks                                                              $         1,164       $           315
Federal funds sold                                                                             2,241                 3,513
Investment securities - held to maturity                                                         717                   718
Investment securities - available for sale                                                     8,004                 7,638
Other investments, at cost                                                                        50                    50

Loans                                                                                         17,868                17,613
Less allowance for loan losses                                                                  (173)                (188)
                                                                                     ------------------    ------------------

       Loans - net                                                                            17,695                17,425

Premises and equipment - net                                                                   1,046                 1,063
Other assets                                                                                     413                   451
                                                                                     ------------------    ------------------

         Total assets                                                                $        31,330       $        31,173
                                                                                     ==================    ==================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
      Demand                                                                         $         4,848       $         4,910
      Savings and NOW                                                                         14,161                12,744
      Other time deposits                                                                      8,671                 9,705
                                                                                     ------------------    ------------------

         Total deposits                                                                       27,680                27,359

Other liabilities                                                                                 67                   120
                                                                                     ------------------    ------------------

         Total liabilities                                                                    27,747                27,479
                                                                                     ------------------    ------------------

STOCKHOLDERS' EQUITY
      Common stock - $.01 par value, 1,000,000 shares authorized, 158,000 shares issued and outstanding at
         March 31, 2002  and December 31, 2001                                                     2                     2
      Capital in excess of par value of stock                                                  1,618                 1,618
      Retained earnings                                                                        2,000                 2,096
      Accumulated other comprehensive loss                                                      (37)                   (22)
                                                                                     ------------------    ------------------

         Total stockholders' equity                                                            3,583                 3,694
                                                                                     ------------------    ------------------

         Total liabilities and stockholders' equity                                  $        31,330       $        31,173
                                                                                     ==================    ==================

     See notes to consolidated financial statements.



                                         DARLINGTON COUNTY BANCSHARES, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                    --------------------------------------
                                                                                          2002                 2001
                                                                                    ------------------   -----------------
INTEREST INCOME
     Loans, including fees                                                          $          338       $          363
     Investment securities
        U. S. Government Agencies                                                              102                   72
        Municipal securities                                                                     8                    8
        Other equity securities                                                                  -                    1
     Federal funds sold                                                                         10                   61
                                                                                    ------------------   -----------------

                                                                                    ------------------   -----------------
            Total interest income                                                              458                  505
                                                                                    ------------------   -----------------

INTEREST EXPENSE
     Deposits                                                                                  134                  215
                                                                                    ------------------   -----------------
            Net interest income                                                                324                  290
                                                                                    ------------------   -----------------

PROVISION FOR LOAN LOSSES                                                                       16                   15
                                                                                    ------------------   -----------------
            Net interest income after provision for loan losses                                308                  275
                                                                                    ------------------   -----------------

NONINTEREST INCOME
     Service charges on deposit accounts                                                        82                   69
     Other service charges, commissions and fees                                                 3                    5
                                                                                    ------------------   -----------------

            Total noninterest income                                                            85                   74
                                                                                    ------------------   -----------------

NONINTEREST EXPENSES
     Salaries and employee benefits                                                            161                  139
     Data processing                                                                            32                   24
     Occupancy                                                                                  18                   17
     Furniture and equipment                                                                    21                   14
     Other                                                                                      69                   74
                                                                                    ------------------   -----------------
            Total noninterest expenses                                                         301                  268
                                                                                    ------------------   -----------------

     Income before income taxes                                                                 92                   81

PROVISION FOR INCOME TAXES                                                                      30                   19
                                                                                    ------------------   -----------------

            Net income                                                              $           62       $           62
                                                                                    ==================   =================

PER  SHARE
     Average shares outstanding                                                            158,000              158,000
                                                                                    ==================   =================
     Net income                                                                     $         0.39       $         0.39
                                                                                    ==================   =================
     Dividends paid                                                                 $         1.00       $         1.00
                                                                                    ==================   =================

     See notes to consolidated financial statements.



                                                              DARLINGTON COUNTY BANCSHARES, INC
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                   (DOLLARS IN THOUSANDS)
                                                                         (UNAUDITED)


                                                                                  CAPITAL IN                 ACCUMULATED
                                                               COMMON STOCK       EXCESS OF                    OTHER
                                                          ----------------------- PAR VALUE      RETAINED   COMPREHENSIVE
                                                             SHARES      AMOUNT    OF STOCK      EARNINGS    INCOME (LOSS)    TOTAL
                                                          -----------  ---------- -----------   ----------  --------------  --------

BALANCE, JANUARY 1, 2001                                     158,000     $    2    $     1,618   $   2,004     $   (36)       3,588
                                                                                                                            --------
     Net income for period                                         -         -               -          62           -           62

     Other comprehensive income, net of tax:
        Unrealized gain on securities available for sale           -         -               -           -          55           55
                                                                                                                            --------

          Comprehensive income                                                                                                  117

     Cash dividend ($1.00 per share)                               -         -               -        (158)          -         (158)
                                                          ----------     -------   -----------  ------------ ------------   --------

BALANCE, MARCH 31, 2001                                      158,000     $    2     $    1,618  $    1,908    $     19      $ 3,547
                                                          ==========     =======   ===========  ===========  ============   ========

BALANCE, JANUARY 1, 2002                                     158,000     $    2      $    1,618 $    2,096    $    (22)     $ 3,694
                                                                                                                            --------

     Net income for period                                         -         -               -          62           -           62

     Other comprehensive income, net of tax:
        Unrealized losses on securities
             available for sale                                    -         -               -           -         (15)         (15)
                                                                                                                            --------

          Comprehensive income                                                                                                   47

     Cash dividend ($1.00 per share)                               -         -               -        (158)          -         (158)
                                                          ----------     -------   -----------  -----------  ------------   --------

BALANCE, MARCH 31, 2002                                      158,000     $   2       $   1,618  $    2,000   $      (37)    $ 3,583
                                                          ==========     =======   ===========  ===========  ============   ========

     See notes to consolidated financial statements.

                                              DARLINGTON COUNTY BANCSHARES, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (DOLLARS IN THOUSANDS)
                                                         (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------------------------
                                                                                            2002                     2001
                                                                                 ---------------------    ---------------------
OPERATING ACTIVITIES
   Net income                                                                        $        62             $         62
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                                16                       (2)
     Depreciation                                                                             18                       12
     (Increase) decrease in other assets                                                      38                      (18)
     Decrease in other liabilities                                                           (53)                     (14)
                                                                                 ---------------------    ---------------------

         Net cash provided by operating activities                                            81                       40
                                                                                 ---------------------    ---------------------

INVESTING ACTIVITIES
   (Increase) decrease in federal funds sold                                               1,272                     (280)
   Proceeds from maturities of investment securities
     available for sale                                                                      620                       44
   Purchase of investment securities available for sale                                   (1,000)                       -
   Net increase in loans                                                                    (286)                    (434)
   Purchase of equipment                                                                      (1)                    (136)
                                                                                 ---------------------    ---------------------

         Net cash provided by (used for) investing activities                                605                     (806)
                                                                                 ---------------------    ---------------------

FINANCING ACTIVITIES
   Net increase in deposits                                                                  321                    1,010
   Cash dividends paid                                                                      (158)                    (158)
                                                                                 ---------------------    ---------------------

         Net cash provided by financing activities                                           163                      852
                                                                                 ---------------------    ---------------------

         Increase in cash and cash equivalents                                               849                       86

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                 315                    1,090
                                                                                 ---------------------    ---------------------

CASH AND DUE FROM BANKS, END OF PERIOD                                              $      1,164             $      1,176
                                                                                 =====================    =====================

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
         Interest                                                                     $  154,900               $  212,235
                                                                                 =====================    =====================

         Income taxes                                                            $              -            $      9,148
                                                                                 =====================    =====================


     See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

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

NOTE 2 - NET INCOME PER SHARE
         --------------------

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

RESULTS OF OPERATIONS
   The Company's net income for the first quarter of 2002 and 2001 was $62,000 or $.39 per share.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $324,000 and $290,000 for the three months ended March 31, 2002 and 2001, respectively.

   Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

                                                                     (Continued)

   Interest-earning assets for the first quarter of 2002 increased by $1,972,000 or 7.3% over the same period in 2001, while interest-bearing liabilities for the first quarter of 2002 increased by $1,920,000 or 7.5% over the same period in 2001.

                                                        AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                        ------------------------------------------------------------------------------------
                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------------------------------------
                                                          2002                                      2001
                                         ------------------------------------------ ----------------------------------------
                                            AVERAGE       INCOME/      ANNUALIZED      AVERAGE     INCOME/      ANNUALIZED
                                            BALANCE       EXPENSE      YIELD/RATE      BALANCE     EXPENSE      YIELD/RATE
                                         -------------- ------------- ------------- -------------- ----------- -------------

Federal funds sold                       $   2,374,667   $   10,000         1.68%   $   4,298,911  $  61,000      5.68%
Investment securities                        9,187,311      110,000         4.79%       5,431,275     81,000      5.97%
Loans                                       17,498,913      338,000         7.73%      16,601,175    363,000      8.75%
                                         -------------  -----------                -------------- ----------

     Total earning assets                 $ 29,060,891      458,000         6.30%    $ 26,331,361    505,000      7.67%
                                          ============                               ============

     Total interest bearing liabilities   $ 27,860,509      135,000         1.94%    $ 24,962,517    215,000      3.45%
                                          ============  -----------   ----------     ============    -------     ------

Net interest spread                                                         4.36%                                 4.22%

Net interest income/margin                                $ 323,000         4.45%                   $290,000      4.41%
                                                        ===========   ===========                 ===========    ======


As reflected above, for the first three months of 2002 the average yield on earning assets amounts amounted to 6.30%, while the average cost of interest-bearing liabilities was 1.94%. For the same period of 2001, the average yield on earning assets was 7.67% and the average cost of interest-bearing liabilities was 3.45%. The decrease in the yield on earning assets is attributable to a decrease in the yield on Federal Funds sold, and a decrease in overall interest rates on investments and loans. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2002 was 4.45% and for 2001 was 4.41%. This slight increase was the result of a greater decrease in the rate on interest-bearing deposits than the interest rates on earning assets.

The following table represents changes in the Company's net interest income, which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest-bearing liabilities and a decrease in rates on earning assets with a slightly larger decrease in rates on interest bearing liabilities.

                                        ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                                FOR THE THREE MONTHS ENDED
                                                                                MARCH 31, 2002 VERSUS 2001
                                                                -------------------------------------------------------------
                                                                     VOLUME                 RATE             NET CHANGE
                                                                -------------------  -------------------  -------------------

Federal fund sold                                                $       (27,304)     $        (23,696)     $       (51,000)
Investment securities                                                     56,016               (27,016)              29,000
Loans                                                                     15,806               (40,806)             (25,000)
                                                                -------------------  -------------------  -------------------

       Total earning assets                                               44,518               (91,518)             (47,000)

       Total interest on interest-bearing liabilities                     24,960              (104,960)             (80,000)
                                                                -------------------  -------------------  -------------------

Net interest income                                                $      19,558       $        13,442       $       33,000
                                                                ===================  ===================  ===================

                                                                     (Continued)

NONINTEREST INCOME
   Noninterest income was $85,000 and $74,000 for the three months ended March 31, 2002 and 2001, respectively. Noninterest income increased due to fees charged on an increased number of deposits.

NONINTEREST EXPENSES
   Noninterest expenses for the three months ended March 31, 2002 and 2001 were $301,000 and $268,000, respectively. Noninterest expenses increased due to cost of living pay increases to employees and an increase in health insurance.

   The allowance for loan losses was .97% of loans, net of unearned income, as of March 31, 2002 compared to 1.07% as of December 31, 2001. The provision for loan losses was $16,000 and $15,000 for the three months ended March 31, 2002 and 2001, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

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

LOANS
   Commercial, financial and agricultural loans made up 25.1% of the total loan portfolio as of March 31, 2002, totaling $4,479,000. Loans secured by real estate for construction and land development totaled $454,000 or 2.5% of the total loan portfolio while all other loans secured by real estate totaled $8,204,000 or 45.9% of the total loan portfolio as of March 31, 2002. Installment loans and other consumer loans to individuals comprised 26.5% of the total loan portfolio totaling $4,731,000.

CAPITAL RESOURCES
   The capital base for the Company decreased by $111,000 for the first three months of 2002. This net change includes an increase to equity for net income of $62,000 offset by unrealized losses on investment securities of $15,000 and cash dividends of $158,000. The Company's equity to asset ratio was 11.4% on March 31, 2002, as compared to 11.8% on December 31, 2001.

   The  Federal  Deposit   Insurance   Corporation  has  issued  guidelines  for
   risk-based capital requirements. As of March 31, 2002, the Bank exceeds the capital requirement levels that are to be maintained.

                                                        CAPITAL RATIOS
                                                    (AMOUNTS IN THOUSANDS)
                                                                                                            ADEQUATELY
                                                                             WELL CAPITALIZED               CAPITALIZED
                                                    ACTUAL                     REQUIREMENT                  REQUIREMENT
                                          ---------------------------- ---------------------------- ---------------------------
                                             AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT        RATIO
                                          -------------- ------------- ------------- -------------- ------------ --------------

Total capital (to risk weighted assets)      $  3,720          18.4%      $  2,019          10.0%     $  1,615          8.0%

Tier 1 capital (to risk weighted assets)        3,547          17.6%         1,211           6.0%          808          4.0%

Tier 1 capital (to average assets)              3,547          11.5%         1,537           5.0%        1,230          4.0%



                                                                     (Continued)

ASSET QUALITY
   Nonperforming assets as a percentage of loans and foreclosed property totaled .02% and .09% as of March 31, 2002 and December 31, 2001, respectively. Nonperforming assets were $4,000 as of March 31, 2002 and $15,900 at December 31, 2001.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
   Accounting pronouncements recently issued or proposed by the Financial Accounting Standards Board are not expected to have a material effect on the financial position of the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

There are no material pending legal proceedings to which the Company or its subsidiary is a party or which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to security holders for a vote during the three months ended March 31, 2002.

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
---------------------------------------

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            DARLINGTON COUNTY BANCSHARES, INC.
            ----------------------------------
                    Name of Bank



By:  /s/ W. B. McCown, III                               Date:  3/14/02
     -------------------------------------------               ---------------
     W. B. McCown, III, President and
     Chief Executive Officer


By:  /a/ Albert L. James, III                             Date: 3/14/02
     -------------------------------------------               ---------------
     Albert L. James, III Secretary and
     Treasurer (Principal Financial Officer)