Form 10QSB
period 2002-06-30
DARLINGTON COUNTY BANCSHARES INC
filed 2002-08-13
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

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


Common Stock - $.01 Par Value
158,000 Shares Outstanding on July 31, 2002


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DARLINGTON COUNTY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      (UNAUDITED)              (AUDITED)
                                                                                       JUNE 30,              DECEMBER 31,
                                                                                         2002                    2001
                                                                                  --------------------    --------------------
ASSETS
     Cash and due from banks                                                               $   1,535              $      315
     Investment securities - held to maturity                                                    642                     718
     Investment securities - available for sale                                                5,390                   7,638
     Other investments, at cost                                                                   50                      50
     Federal funds sold                                                                        3,073                   3,513
     Loans                                                                                    18,584                  17,613
     Less allowance for loan losses                                                             (191)                   (188)
                                                                                  --------------------    --------------------

             Loans - net                                                                      18,393                  17,425

     Premises and equipment - net                                                              1,035                   1,063
     Other assets                                                                                387                     451
                                                                                  --------------------    --------------------

             Total assets                                                                 $   30,505              $   31,173
                                                                                  ====================    ====================

LIABILITIES
     Deposits
        Demand deposits                                                                    $   4,698               $   4,910
        Savings and NOW accounts                                                              14,732                  12,744
        Other time deposits                                                                    7,200                   9,705
                                                                                  --------------------    --------------------

             Total deposits                                                                   26,630                  27,359

     Other liabilities                                                                           138                     120
                                                                                  --------------------    --------------------

             Total liabilities                                                                26,768                  27,479
                                                                                  --------------------    --------------------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value  authorized,  issued and outstanding  158,000
        shares at June 30, 2002 and December 31, 2001                                              2                       2
     Additional paid in capital                                                                1,618                   1,618
     Retained earnings                                                                         2,076                   2,096
     Accumulated other comprehensive loss                                                         41                     (22)
                                                                                  --------------------    --------------------

             Total stockholders' equity                                                        3,737                   3,694
                                                                                  --------------------    --------------------

             Total liabilities and stockholders' equity                                   $   30,505              $   31,173
                                                                                  ====================    ====================



       See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ----------------------------------   ----------------------------------
                                                              2002              2001               2002              2001
                                                         ---------------   ----------------   ---------------   ----------------
INTEREST INCOME
    Loans, including fees                                     $     354          $     395         $     692          $     758
    Investment securities
       U. S. Government Agencies                                     92                 73               194                145
       Municipal securities                                           7                  8                15                 16
       Other equity securities                                        1                  -                 1                  1
    Federal funds sold and securities purchased
       under agreements to resell                                     6                 38                16                 99
                                                         ---------------   ----------------   ---------------   ----------------

            Total interest income                                   460                514               918              1,019
                                                         ---------------   ----------------   ---------------   ----------------

INTEREST EXPENSE
    Time deposits $100,000 and over                                   8                 20                21                 43
    Other deposits                                                  109                187               230                379
                                                         ---------------   ----------------   ---------------   ----------------

            Total interest expense                                  117                207               251                422
                                                         ---------------   ----------------   ---------------   ----------------

NET INTEREST INCOME                                                 343                307               667                597

PROVISION FOR LOAN LOSSES                                            18                 15                34                 30
                                                         ---------------   ----------------   ---------------   ----------------

            Net interest income after provision for
            loan losses                                             325                292               633                567
                                                         ---------------   ----------------   ---------------   ----------------

NONINTEREST INCOME
    Service charges on deposit accounts                              92                 78               174                147
    Other service charges, commissions and fees                       5                  5                 8                 10
                                                         ---------------   ----------------   ---------------   ----------------

            Total noninterest income                                 97                 83               182                157
                                                         ---------------   ----------------   ---------------   ----------------

NONINTEREST EXPENSES
    Salaries and employee benefits                                  160                146               320                285
    Net occupancy                                                    18                 16                36                 33
    Furniture and equipment                                          19                 13                40                 27
    Other                                                           108                100               209                198
                                                         ---------------   ----------------   ---------------   ----------------

            Total noninterest expenses                              305                275               605                543
                                                         ---------------   ----------------   ---------------   ----------------

    Income before income taxes                                      117                100               210                181
    Provision for income taxes                                       42                 26                72                 45
                                                         ---------------   ----------------   ---------------   ----------------

            Net income                                           $   75            $    74           $   138            $   136
                                                         ===============   ================   ===============   ================

PER SHARE
    Average shares outstanding                                  158,000            158,000           158,000            158,000
                                                         ===============   ================   ===============   ================

    Net income                                                  $  0.48            $  0.47          $   0.87            $  0.86
                                                         ===============   ================   ===============   ================

    Dividends paid                                              $  1.00            $  1.00          $   1.00            $  1.00
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


                                                DARLINGTON COUNTY BANCSHARES, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)



                                           COMMON STOCK                                             ACCUMULATED
                                     --------------------------
                                       NUMBER                     ADDITIONAL                           OTHER
                                         OF                        PAID IN         RETAINED        COMPREHENSIVE
                                       SHARES        AMOUNT        CAPITAL         EARNINGS        INCOME (LOSS)         TOTAL
                                     ------------ -------------  -------------  ---------------- ------------------  --------------

BALANCE, JANUARY 1, 2001                 158,000     $       2      $   1,618       $     2,004          $     (36)     $   3,588

Net income for period                          -             -              -               136                  -            136

Comprehensive income, net of tax
     Net change in unrealized
       gain on securities
       available for sale                      -             -              -                 -                59              59
                                                                                                 ------------------  --------------

     Comprehensive income                                                                                                     196

Cash dividend ($.65 per share)                 -             -              -             (158)                 -            (158)
                                     ------------ -------------  -------------  ---------------- ------------------  --------------

BALANCE, JUNE 30, 2001                   158,000  $         2       $   1,618   $         1,982  $             23       $   3,625
                                     ============ =============  =============  ================ ==================  ==============


BALANCE, JANUARY 1, 2002                 158,000  $         2      $   1,618    $         2,096  $            (22)          3,694

Net income for period                          -             -              -               138                 -             138

Comprehensive income, net of tax
     Net change in unrealized loss
       on securities available for
       sale                                    -             -              -                 -                63              63
                                                                                                 ------------------  --------------

     Comprehensive income                                                                                                     201

Cash dividend ($1.00 per share)                -             -              -             (158)                 -            (158)
                                     ------------ -------------  -------------  ---------------- ------------------  --------------

BALANCE, JUNE 30, 2002                   158,000  $         2     $    1,618    $         2,076  $             41       $   3,737
                                     ============ =============  =============  ================ ==================  ==============












     See notes to consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                        -------------------------------------
                                                                                              2002                2001
                                                                                        -----------------   -----------------
OPERATING ACTIVITIES
     Net income                                                                                 $   138             $   136
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Provision for loan losses                                                                    34                 122
        Depreciation                                                                                 36                  24
        Decrease in other assets                                                                     64                 167
        Increase in other liabilities                                                                18                 (42)
                                                                                        -----------------   -----------------

               Net cash provided by operating activities                                            290                 407
                                                                                        -----------------   -----------------

INVESTING ACTIVITIES
     Decrease in Federal funds sold                                                                 440
                                                                                                                      2,855
     Proceeds from maturities of investment securities
        held to maturity                                                                             76                   -
     Proceeds from maturities of investment securities
        available for sale                                                                        3,811                   -
     Purchase of investment securities available for sale                                        (1,500)               (605)
     Net increase in loan balances                                                               (1,002)             (2,708)
     Purchase of equipment                                                                           (8)               (211)
                                                                                        -----------------   -----------------

               Net cash provided by investing activities                                          1,817                (669)
                                                                                        -----------------   -----------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                           (729)              1,697
     Cash dividends paid                                                                           (158)               (158)
                                                                                        -----------------   -----------------

               Net cash used for financing activities                                              (887)              1,539
                                                                                        -----------------   -----------------

               Increase (decrease) in cash and cash equivalents                                   1,220               1,277

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      315               1,090
                                                                                        -----------------   -----------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                      $  1,535            $  2,367
                                                                                        =================   =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Increase in net unrealized gains on securities available for sale                          $    63             $    59
                                                                                        =================   =================

CASH PAID FOR
     Interest                                                                                   $   252             $   432
                                                                                        =================   =================

     Income taxes                                                                               $    71             $    44
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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2001 Annual Report of Darlington County Bancshares, Inc. Results of operations for the six months ending June 30, 2002 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002
   The Company's net income for the six months ended June 30, 2002 was $138,000 or $0.87 per share as compared to $136,000 or $0.86 per share for the six months ended June 30, 2001.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $667,000 and $597,000 for the six months ended June 30, 2002 and 2001, respectively.

                                                                     (Continued)
                                       -6-

   Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

   Interest-earning   assets  for  the  second  quarter  of  2002  increased  by
   $1,039,000 or 3.89% over the same period in 2001, while interest-bearing liabilities increased by $183,000 or 0.69% comparing the second quarter of 2002 with the second quarter of 2001.

                                                        AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------------------------------------------------------
                                                          2002                                      2001
                                         ------------------------------------------ ----------------------------------------
                                            AVERAGE       INCOME/      ANNUALIZED      AVERAGE     INCOME/      ANNUALIZED
                                            BALANCE       EXPENSE      YIELD/RATE      BALANCE     EXPENSE      YIELD/RATE
                                         -------------- ------------- ------------- -------------- ----------- -------------

Federal funds sold                          $1,987,906   $   16,000          1.61%     $3,196,165  $   99,000         6.19%
Investment securities                        8,987,941      210,000          4.67%      5,725,955     162,000         5.66%
Loans                                       17,699,238      692,000          7.82%     17,988,693     758,000         8.43%
                                         -------------  -----------                 -------------  ----------

     Total earning assets                 $ 28,675,085      918,000          6.40%   $ 26,910,813   1,019,000         7.57%
                                          ============                               ============

     Total interest bearing liabilities   $ 27,523,311      251,000          1.82%   $ 25,693,852     422,000         3.28%
                                          ============  -----------   -----------    ============  ----------  -----------

Net interest spread                                                          4.58%                                    4.29%

Net interest income/margin                                $ 667,000          4.65%                  $ 597,000         4.44%
                                                        ===========   ============                 ==========  ============

As reflected above, for the first six months of 2002 the average yield on earning assets amounted to 6.40%, while the average cost of interest-bearing liabilities was 1.82%. For the same period of 2001, the average yield on earning assets was 7.57% and the average cost of interest-bearing liabilities was 3.28%. The decrease in the yield on earning assets is attributable to a decrease in the yield on all interest earning assets offset by an increase in investment securities. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended June 30, 2002 was 4.65% and for 2001 was 4.44%. This increase was the result of a decrease in the rates on earning assets offset by a greater decrease in the rate on interest-bearing liabilities. From June 30, 2002, the Federal Reserve decreased rates twice over the past twelve months. As a result, overall interest rates on earnings assets and interest-bearing liabilities have repriced and the Bank has earned/paid lower yields/rates.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its earning assets and interest-bearing liabilities. The increase in net interest income is due to an increased volume of investment securities offset by decreased rates on earning assets and decreased rates on interest-bearing liabilities.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                                 FOR THE SIX MONTHS ENDED
                                                                                JUNE 30, 2002 VERSUS 2001
                                                                -------------------------------------------------------------
                                                                     VOLUME                 RATE             NET CHANGE
                                                                -------------------  -------------------  -------------------

Federal funds sold                                                 $     (37,425)       $      (45,575)       $     (83,000)
Investment securities                                                     92,289               (44,289)              48,000
Loans                                                                    (12,197)              (53,803)             (66,000)
                                                                -------------------  -------------------  -------------------

       Total earning assets                                               42,667              (143,667)            (101,000)

       Total interest on interest-bearing liabilities                     30,047              (201,047)            (171,000)
                                                                -------------------  -------------------  -------------------

Net interest income                                                $      12,620        $       57,380        $      70,000
                                                                ===================  ===================  ===================

                                                                     (Continued)
                                       -7-

NONINTEREST INCOME
   Noninterest income for the six months ended June 30, 2002 and 2001 was $182,000 and $157,000, respectively. Noninterest income increased due to increased service charges on deposit accounts.

NONINTEREST EXPENSES
   Noninterest expenses for the six months ended June 30, 2002 and 2001 were $605,000 and $543,000, respectively. Noninterest expenses increased due to increased salaries and employee benefits expense.

   The allowance for loan losses was 1.03% of loans, net of unearned income, as of June 30, 2002 compared to 1.07% at December 31, 2001. The provision for loan losses was $34,000 and $30,000 for the six months ended June 30, 2002 and 2001, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002
   The Company's net income for the second quarter of 2002 was $75,000 or $0.48 per share compared to $74,000 or $0.47 per share for the second quarter of 2001.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $343,000 and $307,000 for the quarters ended June 30, 2002 and 2001, respectively.

NONINTEREST INCOME
   Noninterest income for the three months ended June 30, 2002 and 2001 was $97,000 and $83,000, respectively. Noninterest income increased due to the increase in service charges.

NONINTEREST EXPENSES
   Noninterest expenses for the three months ended June 30, 2002 and 2001 were $305,000 and $275,000, respectively. Noninterest expenses increased due to increased salaries and employee benefits expense.


FINANCIAL CONDITION

LIQUIDITY
   Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Bank's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. In addition, investment securities of approximately $1,565,000 were pledged to secure public deposits at June 30, 2002. Individual and commercial deposits are the Bank's primary source of funds for credit activities. The Bank also has an unused short-term line of credit to purchase Federal funds from an unrelated bank totaling $2,500,000. Management believes that the Company's liquidity sources are adequate to meet its operating needs.



                                                                     (Continued)

OFF-BALANCE SHEET RISK
   Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $4,644,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.


LOANS
   Commercial, financial and agricultural loans made up 26.7% of the total loan portfolio as of June 30, 2002, totaling $4,956,000. Loans secured by real estate for construction and land development totaled $471,000 or 2.5% of the total loan portfolio while all other loans secured by real estate totaled
   $8,623,000 or 46.4% of the total loan portfolio as of June 30, 2002. Installment loans and other consumer loans to individuals comprised 24.4% of the total loan portfolio totaling $4,534,000.


CAPITAL RESOURCES
   The capital base for the Company increased by $57,000 for the six months of 2002. This net change includes an increase to equity for net income of $138,000 and an increase in unrealized gains on investment securities of $63,000, offset by cash dividends paid of $158,000. The Company's equity to asset ratio was 12.30% on June 30, 2002, as compared to 11.85% on December 31, 2001.

   The  Federal  Deposit   Insurance   Corporation  has  issued  guidelines  for
   risk-based capital requirements. As of June 30, 2002, the Bank exceeds the capital requirement levels that are to be maintained.

                                 CAPITAL RATIOS
                             (AMOUNTS IN THOUSANDS)
                                                                                                            ADEQUATELY
                                                                             WELL CAPITALIZED               CAPITALIZED
                                                    ACTUAL                     REQUIREMENT                  REQUIREMENT
                                          ---------------------------- ---------------------------- ---------------------------
                                             AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT        RATIO
                                          -------------- ------------- ------------- -------------- ------------ --------------
Total capital (to risk weighted assets)      $  3,736          19.0%      $  1,704          10.0%     $  1,363          8.0%

Tier 1 capital (to risk weighted assets)        3,695          18.1%         1,023           6.0%          682          4.0%

Tier 1 capital (to average assets)              3,695          11.9%         1,332           5.0%        1,065          4.0%


ASSET QUALITY
   Nonperforming assets as a percentage of loans and foreclosed property totaled .75% and .09% as of June 30, 2002 and December 31, 2001, respectively. Nonperforming assets were $139,000 as of June 30, 2002 and $15,900 at December 31, 2001.

 EFFECTS OF REGULATORY ACTION
   The management of the Company is not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.





                                                                     (Continued)
                                       -9-

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting of Darlington County Bancshares, Inc. was held on April 23, 2002. At the meeting the following directors were elected for the terms specified:


                                                 NUMBER OF VOTES          NUMBER OF VOTES           NUMBER OF VOTES
           TERM TO EXPIRE IN                           FOR                    AGAINST                  ABSTAINED
           -------------------------------    ----------------------   ----------------------    ----------------------
           W. Edwin Dargin                        88,267                        35                       714
           W. B. McCown, III                      88,481                        35                       500
           Albert Jones, III                      88,567                        35                       414


ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

None

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            DARLINGTON COUNTY BANCSHARES, INC.
                    Name of Bank


By:  /s/ W. B. McCown, III                        Date: August 13, 2002
     ---------------------------------------           -----------------------
     W. B. McCown, III, President and
     Chief Executive Officer


By:  /s/ Henry Funderburk                         Date: August 13, 2002
     ---------------------------------------           -----------------------
     Henry Funderburk
     Executive Vice President
     Darlington County Bank
     Functioning as Chief Financial Officer
       Of the Company


         CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

W.B. McCown III, the President and Chief Executive Officer of Darlington County Bancshares, Inc. (the "Company"), hereby certifies that to the best of his knowledge:

     1. The Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaims any undertaking to update such certifications except as required by law.


Date:  August 13, 2002.
                                       /s/ W. B. McCown, III
                                       ------------------------------------
                                       W.B. McCown III
                                       President and Chief Executive Officer

       CERTIFICATE OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

Henry Funderburk, the Executive Vice President of Darlington County Bank, the only and wholly-owned subsidiary of Darlington County Bancshares, Inc. (the "Company"), the closest equivalent to a chief financial officer of the Company, hereby certifies that to the best of his knowledge:

     1. The Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaims any undertaking to update such certifications except as required by law.


Date:  August 13, 2002.

                                         /s/ Henry Funderburk
                                         ------------------------
                                         Henry Funderburk
                                         Executive Vice President
                                         Darlington County Bank