Form 10QSB
period 2002-09-30
DARLINGTON COUNTY BANCSHARES INC
filed 2002-11-14
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002.

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OT 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _______________.

                         Commission File No. - 000-30001


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
                             (DOLLARS IN THOUSANDS)

                                                                      (UNAUDITED)            (AUDITED)
                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                          2002                  2001
                                                                   -------------------   -------------------
ASSETS
     Cash and due from banks                                              $      911             $     315
     Investment securities - held to maturity                                    641                   718
     Investment securities - available for sale                                7,332                 7,638
     Other investments, at cost                                                   50                    50
     Federal funds sold                                                        1,367                 3,513

     Loans                                                                    19,121                17,613
     Less allowance for loan losses                                             (194)                 (188)
                                                                   -------------------   -------------------


             Loans - net                                                      18,927                17,425
     Premises and equipment - net                                              1,018                 1,063
     Other assets                                                                397                   451
                                                                   -------------------   -------------------

             Total assets                                                $    30,643           $    31,173
                                                                   ===================   ===================

LIABILITIES
     Deposits
        Demand deposits                                                  $     4,311           $     4,910
        Savings and NOW accounts                                              15,593                12,744
        Other time deposits                                                    6,677                 9,705
                                                                   -------------------   -------------------

             Total deposits                                                   26,581                27,359
                                                                   -------------------   -------------------

     Other liabilities                                                           210                   120
                                                                   -------------------   -------------------

             Total liabilities                                                26,791                27,479
                                                                   -------------------   -------------------

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value  authorized,
        issued and outstanding  158,000
        shares at September 30, 2002 and
        December 31, 2001                                                          2                     2
     Additional paid in capital                                                1,618                 1,618
     Retained earnings                                                         2,159                 2,096
     Accumulated other comprehensive loss                                         73                   (22)
                                                                   -------------------   -------------------

             Total stockholders' equity                                        3,852                 3,694
                                                                   -------------------   -------------------

             Total liabilities and stockholders' equity                  $    30,643           $    31,173
                                                                   ===================   ===================



                 See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ----------------------------------   ----------------------------------
                                                             2002               2001               2002              2001
                                                         --------------    ----------------   ---------------   ----------------
INTEREST INCOME
    Loans, including fees                                   $      363          $      401        $    1,055         $    1,159
    Investment securities
       U. S. Government Agencies                                    78                  79               272                224
       Municipal securities                                          7                   7                22                 23
       Other equity securities                                       -                   1                 1                  2
    Federal funds sold and securities purchased
       under agreements to resell                                    6                  29                22                128
                                                         --------------    ----------------   ---------------   ----------------

            Total interest income                                  454                 517             1,372              1,536
                                                         --------------    ----------------   ---------------   ----------------

INTEREST EXPENSE
    Time deposits $100,000 and over                                  5                  18                26                 61
    Other deposits                                                 105                 174               335                553
                                                         --------------    ----------------   ---------------   ----------------

            Total interest expense                                 110                 192               361                614
                                                         --------------    ----------------   ---------------   ----------------

NET INTEREST INCOME                                                344                 325             1,011                922

PROVISION FOR LOAN LOSSES                                           18                  15                52                 45
                                                         --------------    ----------------   ---------------   ----------------

            Net interest income after provision for
            loan losses                                            326                 310               959                877
                                                         --------------    ----------------   ---------------   ----------------

NONINTEREST INCOME
    Service charges on deposit accounts                             94                  78               268                225
    Other service charges, commissions and fees                     12                  10                20                 20
                                                         --------------    ----------------   ---------------   ----------------

            Total noninterest income                               106                  88               288                245
                                                         --------------    ----------------   ---------------   ----------------

NONINTEREST EXPENSES
    Salaries and employee benefits                                 165                 130               486                415
    Data processing                                                 37                  27               106                 75
    Occupancy                                                       19                  17                55                 50
    Furniture and equipment                                         22                  15                62                 42
    Other                                                           55                  88               208                238
                                                         --------------    ----------------   ---------------   ----------------

            Total noninterest expenses                             298                 277               917                820
                                                         --------------    ----------------   ---------------   ----------------

    Income before income taxes                                     134                 121               330                302
    Provision for income taxes                                      37                  28               109                 73
                                                         --------------    ----------------   ---------------   ----------------

            Net income                                        $     97            $     93         $     221           $    229
                                                         ==============    ================   ===============   ================

PER SHARE
    Average shares outstanding                                 158,000             158,000           158,000            158,000
                                                         ==============    ================   ===============   ================

    Net income                                                $    .61            $   0.59         $    1.40          $    1.45
                                                         ==============    ================   ===============   ================

    Dividends paid                                            $      -            $      -         $    1.00          $    1.00
                                                         ==============    ================   ===============   ================

                 See notes to consolidated financial statements.


                       DARLINGTON COUNTY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                           COMMON STOCK                                            ACCUMULATED
                                    ---------------------------
                                      NUMBER                      ADDITIONAL                          OTHER
                                        OF                         PAID IN         RETAINED       COMPREHENSIVE
                                      SHARES         AMOUNT        CAPITAL         EARNINGS       INCOME (LOSS)         TOTAL
                                    ------------  -------------  -------------  ---------------  -----------------  --------------

BALANCE, JANUARY 1,
      2001                              158,000   $          2    $     1,618     $     2,003      $          (35)    $    3,588

Net income for period                         -              -              -             229                   -            229

Comprehensive income, net of tax
     Net change in unrealized
       gain       on securities
       available for sale                     -              -              -               -                  68             68
                                                                                                 -----------------  --------------

     Comprehensive income                                                                                                    321

Cash dividend ($1.00 per share)               -                             -            (158)                  -           (158)
                                    ------------  -------------  -------------  ---------------  -----------------  --------------

BALANCE, SEPTEMBER 30, 2001             158,000   $         2    $     1,618    $       2,074     $            33      $   3,727
                                    ============  =============  =============  ===============  =================  ==============


BALANCE, JANUARY 1, 2002                158,000   $         2     $    1,618    $       2,096     $           (22)    $    3,694

Net income for period                                                                     221                   -            221

Comprehensive income, net of tax
     Net change in unrealized gain
       on securities available for
       sale                                                                                                    95             95
                                                                                                 -----------------  --------------

     Comprehensive income

Cash dividend ($1.00 per share)                                                          (158)                              (158)
                                    ------------  -------------  -------------  ---------------  -----------------  --------------

BALANCE, SEPTEMBER 30, 2002
                                        158,000   $         2    $     1,618    $       2,159     $           73       $   3,852
                                    ============  =============  =============  ===============  =================  ==============




                 See notes to consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                        -------------------------------------
                                                                                              2002                2001
                                                                                        -----------------   -----------------
OPERATING ACTIVITIES
     Net income                                                                             $       221            $    229
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Provision for loan losses                                                                    52                  45
        Depreciation                                                                                 53                  38
        (Increase) decrease in other assets                                                          54                 150
        Increase (decrease) in other liabilities                                                     90                  (2)
                                                                                        -----------------   -----------------

               Net cash provided by operating activities                                            470                 460
                                                                                        -----------------   -----------------

INVESTING ACTIVITIES
     (Increase) decrease in federal funds sold                                                    2,146                 406
     Proceeds from maturities of investment securities
        held to maturity                                                                             77                   -
     Proceeds from maturities of investment securities available for sale                           894                   -
     Purchase of investment securities available for sale                                        (3,602)               (631)
     Net increase in loan balances                                                                1,502               (2492)
     Purchase of equipment                                                                           45                (254)
                                                                                        -----------------   -----------------

               Net cash provided by (used for) investing activities                               1,062              (2,971)
                                                                                        -----------------   -----------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                           (778)              2,759
     Cash dividends paid                                                                           (158)               (158)
                                                                                        -----------------   -----------------

               Net cash used for financing activities                                              (936)              2,601
                                                                                        -----------------   -----------------

               Increase (decrease) in cash and cash equivalents                                     596                  90

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      315               1,090
                                                                                        -----------------   -----------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                       $   911           $   1,180
                                                                                        =================   =================


CASH PAID FOR
     Interest                                                                                   $   361           $     325
                                                                                        =================   =================

     Income taxes                                                                               $   109           $     105
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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Company's 2001 Annual Report to shareholders. Results of operations for the nine months ending September 30, 2002 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002
   The Company's net income for the nine months ended September 30, 2002 was $221,000 or $1.40 per share as compared to $229,000 or $1.45 per share for the nine months ended September 30, 2001. Net income decreased due to tightening interest rate spreads because of an overall lower interest rate environment compared to the comparable period in the prior year.


                                                                     (Continued)

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $1,011,000 and $922,000 for the nine months ended September 30, 2002 and 2001, respectively.

   Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

   Interest-earning assets for the third quarter of 2002 decreased by $333,000 or 1.15% since the same period in the prior year, while interest-bearing liabilities increased by $928,000 or 3.37% comparing the third quarter of 2002 with the third quarter of 2001.

                                                         AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------------------
                                                          2002                                       2001
                                         ------------------------------------------ ------------------------------------------
                                            AVERAGE       INCOME/      ANNUALIZED      AVERAGE       INCOME/      ANNUALIZED
                                            BALANCE       EXPENSE      YIELD/RATE      BALANCE       EXPENSE      YIELD/RATE
                                         -------------- ------------- ------------- -------------- ------------ --------------

Federal funds sold                       $   1,738,432  $    22,000          1.69%     $3,651,685  $   128,000         4.67%
Investment securities                        8,590,285      294,000          4.56%      5,742,398      249,000         5.78%
Loans                                       17,994,162    1,055,000          7.82%     17,949,393    1,159,000         8.61%
                                         -------------- ------------- ------------- -------------- ------------ --------------

     Total earning assets                $  28,322,879    1,371,000          6.45%  $  27,343,476    1,536,000         7.49%
                                         ==============                             ==============

     Total interest bearing liabilities   $ 27,016,570      361,000          1.78%   $ 26,080,599      614,000         3.14%
                                         ============== ------------- ------------- ============== ------------ --------------

Net interest spread                                                          4.67%                                     4.35%

Net interest income/margin                               $1,010,000          4.75%                  $  922,000         4.50%
                                                        ============= =============                ============ ==============

As reflected above, for the nine months of 2002 the average yield on earning assets amounts amounted to 6.45%, while the average cost of interest-bearing liabilities was 1.78%. For the same period of 2001, the average yield on earning assets was 7.49% and the average cost of interest-bearing liabilities was 3.14%. The decrease in the yield on earning assets is attributable to a decrease in the yield on all interest earning assets offset by an increase in investment securities. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine month period ended September 30, 2002 was 4.75% and for the comparable period in 2001 was 4.50%. This increase was the result purchasing higher interest rate investment securities in place of federal funds.

The following table represents changes in the Company's net interest income which primarily result from changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase(?) in net interest income is due to increased volume of both earning assets and interest bearing liabilities offset by a decrease in rates on earning assets and interest bearing liabilities.







                                                                     (Continued)


                                                                      ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                                 FOR THE NINE MONTHS ENDED
                                                                                  9/30/02 VERSUS 9/30/01
                                                                --------------------------------------------------------------
                                                                     VOLUME                 RATE              NET CHANGE
                                                                -------------------  -------------------  --------------------

Federal fund sold                                                  $    (119,225)     $         13,225      $      (106,000)
Investment securities                                                    219,536              (174,536)              45,000
Loans                                                                      5,139              (109,139)            (104,000)
                                                                -------------------  -------------------  --------------------

       Total earning assets                                               97,808              (262,808)            (165,000)

       Total interest on interest-bearing liabilities                     39,173                29,365             (253,000)
                                                                -------------------  -------------------  --------------------

Net interest income                                                $      58,635       $        29,365      $        88,000
                                                                ===================  ===================  ====================

NONINTEREST INCOME
   Noninterest income for the nine months ended September 30, 2001 and 2000 were $288,000 and $245,000, respectively. Noninterest income is comprised of fees and charges on deposits. Service charges on deposits increased over the prior year.

NONINTEREST EXPENSES
   Noninterest expenses for the nine months ended September 30, 2002 and 2001 were $917,000 and $820,000, respectively. Noninterest expenses increased due to cost of living and merit increased in salaries. Other components were consistent with prior year due to the results of operations remaining relatively stable.

ALLOWANCE FOR LOAN LOSSES
   The allowance for loan losses was 1.02% of loans, net of unearned income, at September 30, 2002 compared to .92% at September 30, 2001. The provision for loan losses was $52,000 and $45,000 for the nine months ended September 30, 2002 and 2001, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate to fund potential losses in the portfolio at September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002
   The Company's net income for the third quarter of 2002 was $97,000 or $.61 per share compared to $93,000 or $.59 per share for the third quarter of 2001.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $344,000 and $325,000 for the quarters ended September 30, 2002 and 2001, respectively.

NONINTEREST INCOME
   Noninterest income increased due to higher service charges collected on deposits. During the three months ended September 30, 2002 and 2001 amounts were $106,000 and $88,000, respectively.



                                                                     (continued)

NONINTEREST EXPENSES
   Noninterest expenses for the three months ended September 30, 2002 and 2001 were $298,000 and $277,000, respectively. Noninterest expenses is comparable due to the results of operations remaining relatively stable.

PROVISION FOR LOAN LOSSES
   The provision for loan losses was $18,000 and $15,000 for the three months ended September 30, 2002 and 2001, respectively. The 2002 (?) provision was consistent with the third quarter of the prior year as the allowance was funded for the growth in the loan portfolio.

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

OFF-BALANCE SHEET RISK
   Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $ through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

LOANS
   Commercial, financial and agricultural loans made up 33% of the total loan portfolio as of September 30, 2002, totaling $6,310,000. Loans secured by real estate for construction and land development totaled $495,000 or 2% of the total loan portfolio while all other loans secured by real estate totaled $7,450,000 or 40% of the total loan portfolio as of September 30, 2002. Installment loans and other consumer loans to individuals totaling $4,866,000 comprised 25% of the total loan portfolio.

CAPITAL RESOURCES
   Stockholders' Equity for the Company increased by $158,000 for the nine months of 2002. This net change includes an increase to equity for net income of $221,000 and an increase in unrealized gains on investment securities of $95,000 offset by cash dividends paid of $158,000. The Company's equity to asset ratio was 12.57% on September 30, 2002, as compared to 11.85% (?) on December 31, 2001.

   The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of September 30, 2002, the Bank exceeds the capital requirement levels that are to be maintained. The Bank's capital ratios were as follows:





                                                                     (continued)

                                                        CAPITAL RATIOS
                                                    (AMOUNTS IN THOUSANDS)
                                                                                                            ADEQUATELY
                                                                             WELL CAPITALIZED               CAPITALIZED
                                                    ACTUAL                     REQUIREMENT                  REQUIREMENT
                                          ---------------------------- ---------------------------- ---------------------------
                                             AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT        RATIO
                                          -------------- ------------- ------------- -------------- ------------ --------------

Total capital (to risk weighted assets)       $ 3,973          19.18%     $  1,704          10.0%      $ 1,363         8.00%

Tier 1 capital (to risk weighted assets)        3,779          18.24%        1,023          6.00%          682         4.00%

Tier 1 capital (to average assets)              3,799          12.59%        1,332          5.00%        1,054         4.00%


ASSET QUALITY
   Nonperforming assets as a percentage of loans and foreclosed property totaled .18% and .09% as of September 30, 2002 and December 31, 2001, respectively. Nonperforming assets were $35,029 as of September 30, 2002 and $15,900 at December 31, 2001. Charge-offs during the nine months ended September 30, 2002 and 2001 were $48,854 and $235,210, respectively.

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

ITEM 3:
CONTROLS AND PROCEDURES
   Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures were adequate.

   There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the three months ended September 30, 2002.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DARLINGTON COUNTY BANCSHARES, INC.
      Name of Company


By:  /s/ W. B. McCown, III                        Date:  November 14, 2002
     ---------------------------------------           -----------------------
     W. B. McCown, III, President and
     Chief Executive Officer


By:  /s/ Henry M. Funderburk, III                 Date:  November 14, 2002
     ---------------------------------------           -----------------------
     Henry M. Funderburk, III
     Executive Vice President
     Darlington County Bank
     Functioning as Chief Financial Officer
       Of the Company

                                 CERTIFICATIONS

I, W. B. McCown, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Darlington County Bancshares, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made; not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



By:   /s/ W. B. McCown, III                       Date: November 14, 2002
     ---------------------------------------           -----------------------
     W. B. McCown, III, President and
     Chief Executive Officer

I, Henry M. Funderburk, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Darlington County Bancshares, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made; not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)              Any  fraud, whether or not  material,  that involves  management
                or  other  employees  who  have  a  significant  role   in   the
                registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



By:  /s/ Henry M. Funderburk, III                 Date:  November 14, 2002
     ---------------------------------------           -----------------------
     Henry M. Funderburk, III
     Executive Vice President
     Darlington County Bank
     Functioning as Chief Financial Officer
       Of the Company

         CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

W.B. McCown III, the President and Chief Executive Officer of Darlington County Bancshares, Inc. (the "Company"), hereby certifies that to the best of his knowledge:

     1. This Quarterly Report on Form 10-QSB of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaims any undertaking to update such certifications except as required by law.


Date:  November 14, 2002
       --------------------
                                          /s/ W. B. McCown, III
                                          ------------------------------------
                                          W.B. McCown III
                                          President and Chief Executive Officer


       CERTIFICATE OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

Henry Funderburk, the Executive Vice President of Darlington County Bank, the only and wholly-owned subsidiary of Darlington County Bancshares, Inc. (the "Company"), the closest equivalent to a chief financial officer of the Company, hereby certifies that to the best of his knowledge:

     1. This Quarterly Report on Form 10-QSB of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaims any undertaking to update such certifications except as required by law.


Date:  November 14, 2002
       --------------------

                                       /s/ Henry Funderburk
                                       -------------------------------------
                                       Henry Funderburk
                                       Executive Vice President
                                       Darlington County Bank
                                       Functioning as Chief Financial Officer
                                       Of the Company