Form 10KSB
period 2002-12-31
DARLINGTON COUNTY BANCSHARES INC
filed 2003-04-10
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

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

             Securities Registered Pursuant to Section 12(b) of the
                        Securities Exchange Act of 1934:
                                      NONE
                                      ----

             Securities Registered Pursuant to Section 12(g) of the
                        Securities Exchange Act of 1934:
                          COMMON STOCK. $.01 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]      No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its fiscal year were $2,206,119.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (135,577 shares) has not been determined. As of such date, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 15, 2002: 158,000 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of
                            Shareholders - Part III

         Transitional Small Business Disclosure Format Yes [ ] No [ X ]

                                     PART I


ITEM 1.    BUSINESS

FORWARD LOOKING STATEMENTS

From time to time, Darlington County Bancshares, Inc. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

Such forward-looking statements speak only of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements.

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

The Company's significant accounting policies are included throughout the following discussion and are summarized in Note 1 of the Company's 2002 consolidated financial statements (See Item 7).

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

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                AVERAGE BALANCES (IN THOUSANDS), INCOME AND EXPENSES, AND RATES
                                                                          DECEMBER 31,
                                        -----------------------------------------------------------------------------------
                                                         2002                                      2001
                                         ---------------------------------------- -----------------------------------------
                                            AVERAGE       REVENUE/      YIELD/        AVERAGE        REVENUE/     YIELD/
                                            BALANCE        EXPENSE       RATE         BALANCE        EXPENSE       RATE
                                         -------------- -------------- ---------- ---------------- ------------ -----------

Interest earnings assets
   Loans                                    $   18,468     $1,427,972    7.73%       $     18,047   $1,536,015      8.51%
   Investment securities
     Taxable                                     7,566        340,231    4.50               4,874      287,216      5.89
     Tax exempt                                    667         28,617    4.35                 719       31,130      4.33
                                         -------------- -------------- ---------- ---------------- ------------ -----------

       Total investment securities               8,233        368,848    4.48               5,593      318,346      5.69

Federal funds sold and securities
   purchased under agreements to
   resell                                        1,822         28,964    1.59               4,364      163,260      3.74
                                         -------------- -------------- ---------- ---------------- ------------ -----------

       Total average interest earning
         assets                                 28,523      1,825,784    6.40              28,004    2,017,621      7.20
Non-interest assets
   Cash and due from banks                       1,064                                      1,172
   Premises and equipment                        1,035                                      1,021
   Other, less rserve for loan losses              208                                        232
                                         --------------                           ----------------

       Total average non-interest
         earning assets                          2,307                                      2,425
                                         --------------                           ----------------

       Total average assets                 $   30,830                                 $    30,429
                                         ==============                           ================



                                                  AVERAGE BALANCES (IN THOUSANDS), INCOME AND EXPENSES, AND RATES
                                                                           DECEMBER 31,
                                        --------------------------------------------------------------------------------------
                                                          2002                                       2001
                                         ------------------------------------------ ------------------------------------------
                                            AVERAGE       REVENUE/       YIELD/        AVERAGE       REVENUE/       YIELD/
                                            BALANCE       EXPENSE         RATE         BALANCE       EXPENSE         RATE
                                         -------------- ------------- ------------- -------------- ------------ --------------

Interest-bearing liabilities
   Deposits:
   Savings                                   $   2,351     $  40,688        1.73%       $   2,368    $  48,291         2.04%
   NOW and money market                         12,117       218,750        1.81            8,663      181,004         2.09
   Time deposits                                 7,680       208,529        2.72           10,537      562,447         5.34
   Federal funds purchased                           3            27        0.90                -            -            -
                                         -------------- -------------               -------------- ------------

     Total interest-bearing liabilities         22,151       467,994        2.11           21,568      791,742         3.67
                                         -------------- -------------               -------------- ------------

Non-interest-bearing liabilities
   Demand deposits                               4,789                                      5,110
   Other liabilities                               143                                        116
                                         --------------                             --------------

     Total non-interest-bearing
         liabilities                             4,932                                      5,226
Stockholders' equity                             3,747                                      3,635
                                         --------------                             --------------

       Total average liabilities and
         stockholders' equity               $   30,830                                  $  30,429
                                         ==============                             ==============

Net interest income                                      $ 1,357,790                               $ 1,225,879
                                                        =============                              ============

Interest rate spread                                                          4.29                                   3.53

Interest income/earning assets                                                6.40                                   7.20

Interest expense/earning assets                                               1.64                                   2.83
                                                                      -------------                             --------------

Net interest income/earning
   Assets (interest yield)                                                    4.76%                                  4.38%
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

Net interest income in 2002 increased $131,911 or 10.8% from net interest income in 2001. Net interest income in 2001 decreased $148,319 or 10.8% from net interest income in 2000. Interest income in 2002 decreased $191,837 or 9.5 % from the corresponding amount earned in 2001. Interest income in 2001 decreased $103,100 or 4.9% from the corresponding amount earned in 2000. Interest expense in 2002 decreased $323,748 or 40.9% from the amount paid in 2001. Interest expense in 2001 increased $45,219 or 6.1% from the amount paid in 2000. The net interest yield increased to 4.76% in 2002 from 4.38% in 2001.

The primary reason for the increase is net interest income in 2002 resulted from re-pricing of a lower deposit base at lower rates.

VOLUME AND YIELDS/RATE VARIANCE

The volume and yield/rate variance table below analyzes the increase or decrease in interest income due to growth or change of rate in each category of earning assets and interest bearing liabilities. Volume-rate changes have been allocated to each category based on the percentage of total change.


                                                   2002 COMPARED TO 2001                2001 COMPARED TO 2000
                                             ----------------------------------   -----------------------------------
                                              VOLUME       RATE        NET          VOLUME      RATE         NET
                                             ---------- ----------- -----------   ----------- ---------- ------------
Interest income
     Loans                                    $36,896   $(144,939)  $(108,043)    $169,889    $(219,700)  $(49,811)
     Investment securities:
        Taxable                                92,835     (39,820)     53,015      (14,268)     (23,073)   (37,341)
        Tax exempt                             (2,244)       (269)     (2,513)      (3,410)         274     (3,136)
Federal funds sold and securities
     purchased under agreements
     to resell                                (67,578)    (66,718)   (134,296)     (77,978)      65,166    (12,812)
                                             ---------- ----------- -----------   ----------- ---------- ------------

             Total earning assets              59,909    (251,746)   (191,837)      74,233     (177,333)  (103,100)
                                             ---------- ----------- -----------   ----------- ---------- ------------

Interest expense
     Savings                                     (351)     (7,252)     (7,603)      10,344     (10,682)       (338)
     NOW and money market                      57,281     (19,535)     37,746       33,427      (5,622)     27,805
     Time deposits                           (125,852)   (228,066)   (353,918)      35,367     (17,615)     17,752
     Federal funds purchased and
        securities sold under
        agreements to repurchase                   27         -            27           -           -          -
                                             ---------- ----------- -----------   ----------- ---------- ------------

             Total interest-bearing
                liabilities                   (68,895)   (254,853)   (323,748)      79,138     (33,919)     45,219
                                             ---------- ----------- -----------   ----------- ---------- ------------

             Net interest income             $128,804   $ 3,107     $131,911      $( 4,905)   (143,414)  $(148,319)
                                             ========== =========== ===========   =========== ========== ============


LOAN PORTFOLIO

The Bank engages in a full complement of lending activities, including commercial, consumer, installment and real estate loans.

Commercial loans are spread across various industry groups, with no single industry accounting for a significant amount of the portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to net worth ratios. At December 31, 2002, approximately $1,931,000 of loans were unsecured.

Consumer loans are primarily secured installment loans to individuals for personal, family and household purposes, including automobile loans and pre-approved lines of credit.

Management believes that the loan portfolio is adequately diversified. There are no foreign loans in the portfolio. The following table presents the major categories of loans in the Bank's loan portfolio and total amount of all loans at December 31, 2002 and 2001:

                                                             2002             2001
                                                       ---------------- ---------------
                                                               (IN THOUSANDS)

Real estate - mortgage                                      $    8,714      $    7,954
Real estate - construction                                         732             611
Commercial and industrial                                        3,797           3,477
Loans to individuals for household, family and
     other consumer expenditures                                 4,001           4,090
Agriculture                                                      1,034             833
All other loans, including overdrafts                              719             629
Deferred loan origination costs                                     18              19
                                                       ---------------- ---------------

                                                            $   19,015      $   17,613
                                                       ================ ===============

Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. At December 31, 2002, and 2001 the Bank had approximately $58,800 and $15,900 in non-accruing loans, respectively.

With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $3,900 for the year ended December 31, 2002 and $1,364 for the year ended December 31, 2001.

As of December 31, 2002, there were no loans classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

At December 31, 2002, management is not aware of any potential problem loans.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2002 and 2001 the Bank had no impaired loans.

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

The Bank is subject to regulatory examinations which include a review of the methodology used to calculate loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulatory agencies. Regulatory agencies may require additions to the allowance for loan losses based upon the regulators' credit evaluations and information available to them at the time of their examination.

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which reviews specific loans for potential charge-off as well as an assessment of the portfolio in the aggregate.

On December 31, 2002 and 2001, the allowance for loan losses was $206,000 and $187,808, respectively. The ratio of the allowance for loan losses to loans outstanding was 1.08% at December 31, 2002 and 1.07% at December 31, 2001. During 2002, the Bank experienced net charge-offs of $52,000 compared to net charge-offs of $124,403 in the prior year. Net charge-offs in 2001 included one loan on which the Bank is the loss payee on certain insurance policies. Those policies may allow the Bank to recover certain amounts in future periods. However, the timing of collection of those amounts may not be in the near future. Therefore, the Bank has charged off the entire loan balance as of December 31, 2001.

The Bank made recoveries of loans previously charged off of $786 and $118,465 for the years ended December 31, 2002 and 2001, respectively.

The Bank made provisions for loan losses of approximately $70,000 for the year ended December 31, 2002. The Bank made provisions for loan losses of approximately $60,000 for the year ended December 31, 2001.

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

                                                     SUMMARY OF LOAN LOSS EXPERIENCE
                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                       2002                    2001
                                                 ------------------      -----------------

Balance at beginning of year                          $   187,808            $   252,219
Charge-offs:
     Commercial and industrial                            (12,000)              (209,000)
     Consumer                                             (40,866)               (33,868)
                                                 ------------------      -----------------

                                                          (52,866)              (242,868)
                                                 ------------------      -----------------
Recoveries:
     Commercial and industrial                                  -                      -
     Real estate                                                -                 80,000
     Consumer                                                 786                 38,465
                                                 ------------------      -----------------

                                                              786                118,465
                                                 ------------------      -----------------

Net charge-offs                                           (52,080)              (124,403)

Provision for loan losses                                  70,000                 59,992
                                                 ------------------      -----------------

Balance at end of year                                $   205,728            $   187,808
                                                 ==================      =================

The following table presents the allocation of the allowance for loan losses at December 31, 2002 and 2001, based on the percentage of total loans in each category for the applicable year. Management does not segregate the allowance by category, and the entire allowance is available to absorb losses from all categories.

                                                           YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                                      2002                             2001
                                        ---------------------------------- -----------------------------
                                                             % OF                             % OF
                                            AMOUNT           LOANS          AMOUNT           LOANS
                                        --------------- -------------------------------- ---------------

Commercial and industrial                     $41,146         20.0%           $ 36,998       19.7%
Real estate - construction                      7,818          3.8               6,573        3.5
Real estate - mortgage                         94,223         45.8              84,890       45.2
Consumer installment                           62,541         30.4              59,347       31.6
                                        --------------- -------------------------------- ---------------

         Total                              $ 205,728        100.0%         $  187,808      100.0%
                                        =============== ================================ ===============


Management considers the allowance for loan losses adequate to cover inherent losses on loans outstanding as of December 31, 2002 and 2001. The determination of the allowance for loan losses using the Bank's procedures and methods is based upon judgements and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Bank will not sustain losses which are sizeable in comparison to the amount reserved or that subsequent evaluation of the loan portfolio will not require changes to the allowance for loan losses. The allowance for loan losses is also subject to review by regulatory agencies through periodic examinations. Such examination could result in required changes to the allowance for loan losses.

INVESTMENTS

The Bank invests primarily in federal agency obligations and mortgage backed securities. Federal agency obligations are guaranteed by the United States.

The amortized cost and approximate fair value of investment securities, including maturities, are summarized at December 31 in the table below. Weighted-average yields on investment securities available for sale are based on amortized cost. The weighted-average yields on state, county and municipal securities are calculated on a fully taxable equivalent basis using a federal tax rate of 34%.

                                                                                              2002 (IN THOUSANDS)
                                                                  WEIGHTED-         -----------------------------------------
                                                                   AVERAGE              AMORTIZED                FAIR
                                                                    YIELD                  COST                 VALUE
                                                               -----------------    -------------------   -------------------
AVAILABLE FOR SALE
------------------
      Federal Agencies
         One to five years                                               4.36%         $         2,595              $  2,622
                                                                                    -------------------   -------------------

      Mortgage backed
         Less than one year                                              5.81                      368                   376
         Five to ten years                                               4.05                    1,488                 1,503
         After ten years                                                 5.61                    1,364                 1,403
                                                               -----------------    -------------------   -------------------

                                                                         4.91                    3,220                 3,282
                                                               -----------------    -------------------   -------------------

      Total available for sale                                                          $        5,815              $  5,904
                                                                                    ===================   ===================

HELD TO MATURITY
----------------
      State, county and municipal
         Less than one year                                             6.39%           $           80               $    81
         One to five years                                              6.50                        86                    90
         Five to ten years                                              6.02                       475                   482
                                                               -----------------    -------------------   -------------------

      Total held to maturity                                            6.13            $          641               $   653
                                                               -----------------    ===================   ===================


                                                                                                      2001
                                                                                    -----------------------------------------
                                                                                        AMORTIZED                FAIR
                                                                                           COST                 VALUE
                                                                                    -------------------   -------------------
AVAILABLE FOR SALE
------------------
      Federal Agencies
         One to five years                                              4.72%           $        5,000             $  4,980
                                                                                    -------------------   -------------------

      Mortgage backed
         One to five years                                              5.81                       660                  666
         After ten years                                                5.99                     2,011                1,992
                                                               -----------------    -------------------   -------------------

                                                                        5.94                     2,671                2,658
                                                               -----------------    -------------------   -------------------

      Total available for sale                                                            $      7,671             $  7,638
                                                                                    ===================   ===================

HELD TO MATURITY
----------------
      State, county and municipal
          Less than one year                                            6.31%             $        75              $     76
         One to five years                                              6.39                      169                   175
         Five to ten years                                              6.39                      474                   466
                                                               -----------------    -------------------   -------------------

      Total held to maturity                                            6.38              $       718              $    717
                                                               -----------------    ===================   ===================


For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on an average maturity life computation of the underlying collateral. The mortgage-backed securities may mature earlier than their average maturity lives because of principal prepayments.

Investment securities with an aggregate amortized cost of approximately $1,200,000 ($1,205,188 fair value) and $1,162,225 ($1,168,885 fair value) at
December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes.

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

The Bank's average interest-bearing deposits in 2002 were $22,148,000, compared to $21,568,000, in the prior year, an increase of $580,000 or 2.69%.

The following tables presents, for the years ended December 31, 2002 and 2001, the average amount and average rate paid on each of the following deposit categories:

                                                AVERAGE AMOUNT
                                                (IN THOUSANDS)                 AVERAGE RATE PAID
                                        ----------------------------------------------------------------
                                             2002            2001            2002             2001
                                        --------------- -------------------------------- ---------------

Noninterest-bearing deposits                   $ 4,789         $  5,110       -  %           - %
Interest-bearing deposits
    Savings deposits                             2,351            2,368      1.73          2.04
    NOW and Money market                        12,117            8,663      1.81          2.09
    Time deposits                                7,680           10,537      2.72          5.34


The Bank's core deposits consist of consumer time deposits, savings accounts, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Bank and the industry as a whole, such core deposits continue to provide the Bank with a large and stable source of funds. The Bank closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable as a source of funds than core deposits.

At December 31, 2002 and 2001, certificates of deposit of $100,000 or more totaled $773,000 and $1,822,000, respectively. At December 31, 2002, approximately $347,000 matures within three months, and $426,000 matures over three through six months.

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                       2002             2001
                                                  ---------------- -------------

Return on average total assets                             1.04%           .82%
Return on average stockholders' equity                     8.57           6.96
Cash dividend payout ratio                                49.19          63.09
Average equity to average assets ratio                    12.15          11.95

DIVIDENDS

State banking regulations restrict the amount of dividends that can be paid and require prior approval of the State Board of Financial Institutions. The Bank paid a cash dividend of $1.00 per share in January 2002 to stockholders of record as of December 31, 2001. The Bank paid a cash dividend of $1.00 per share in January 2001 to stockholders of record as of December 31, 2000.

CAPITAL RESOURCES

The capital base for the Bank increased by $251,294 during 2002. This is comprised of $321,229 of net income and a $88,065 increase in unrealized gain on available for sale securities offset by $158,000 paid in dividends to stockholders. The Bank's equity to asset ratio was 13.04 percent on December 31, 2002, as compared to 11.95 percent on December 31, 2001.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of December 31, 2002, the Bank exceeds the capital requirement levels that are to be maintained.

                                 CAPITAL RATIOS
                             (AMOUNTS IN THOUSANDS)

                                                                                                            ADEQUATELY
                                                                             WELL CAPITALIZED               CAPITALIZED
                                                    ACTUAL                     REQUIREMENT                  REQUIREMENT
                                          ---------------------------- ---------------------------- ---------------------------
                                             AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT        RATIO
                                          -------------- ------------- ------------- -------------- ------------ --------------

Total capital (to risk weighted assets)   $  4,062             19.7%       $  2,067         10.0%       $  1,653        8.0%

Tier 1 capital (to risk weighted assets)  3,857                18.7%          1,240          6.0%            827        4.0%

Tier 1 capital (to average assets)        3,857                12.5%          1,541          5.0%          1,233        4.0%


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

At December 31, 2002, the Bank has an unused line of credit to purchase Federal funds from an unrelated bank totaling $2,500,000. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw this line at its option.

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

The Bank's periodic and cumulative interest sensitivity positions which existed at year-end are as follows.


                                                                      TOTAL         OVER ONE
        (DOLLARS IN THOUSANDS)             0-3           4-12         WITHIN        YEAR OR
                                          MONTHS        MONTHS       ONE YEAR     NON-SENSIIVE      TOTAL
                                       ------------- ------------- -------------  -------------  -------------
Earning assets
     Loans net of unearned income      $    7,865    $    1,527    $    9,392     $    9,623     $    19,015
     Investment securities and FFS          2,386           498         2,884          6,098           8,982
                                       ------------- ------------- -------------  -------------  -------------

          Total earning assets             10,251         2,025        12,276         15,721          27,997

Percentage of total earning assets          36.61%         7.23%        43.85%         56.15%         100.00%

Interest-bearing liabilities
     Certificates of deposits of
     $100,000 or more                         347           426           773              -             773
     Other time and savings deposits       10,448         3,370        13,818            213          14,031
                                       ------------- ------------- -------------  -------------  -------------

        Total interest-bearing
          liabilities                      10,795         3,796        14,591            213          14,804
Other sources                                   -             -             -         13,193          13,193
                                       ------------- ------------- -------------  -------------  -------------

          Total sources                $   10,795    $    3,796    $   14,591     $   13,406     $    27,997
                                       ============= ============= =============  =============  =============

Percentage of total earning assets          38.56%        13.56%        52.12%         47.88%         100.00%

Interest sensitive gap                       (544)       (1,771)       (2,315)         2,315

Cumulative interest sensitive gap            (544)       (2,315)       (2,315)




                                              SOURCES AND USES OF FUNDS
                             (AVERAGE BALANCES FOR YEARS ENDED DECEMBER 31 IN THOUSANDS)

                                                                               DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                                   2002                            2001
                                                      ----------------------------------------------------------------
                                                          AMOUNT          PERCENT         AMOUNT          PERCENT
                                                      --------------- -------------------------------- ---------------

Composition of sources:
    Demand deposits                                        $   4,789        15.53%         $    5,110        16.79%
    NOW and money market                                      12,117        39.30               8,663        28.47
    Time and savings deposits                                 10,031        32.55              12,905        42.41
    Short-term borrowings                                          3          .01                   -            -
    Other non interest-bearing funds                             143          .46                 116          .38
    Stockholders' equity                                       3,747        12.15               3,635        11.95
                                                      --------------- -------------------------------- ---------------

       Total sources                                       $  30,830       100.00%         $   30,429       100.00%
                                                      =============== ================================ ===============

Composition of sources:
    Loans*                                                 $  18,468        59.90%         $   18,048          59.31%
    Investment securities                                      8,233        26.70               5,593          18.38
    Other earning assets                                       1,822         5.92               4,364          14.34
Other assets                                                   2,307         7.48               2,424           7.97
                                                      --------------- -------------------------------- ---------------

         Total uses                                        $  30,830       100.00%         $   30,429         100.00%
                                                      =============== ================================ ===============

  * Loan balances stated net of unearned income


SOURCES OF FUNDS

Average sources of funds increased $401,000 to $30,830,000 from December 31, 2001 to December 31, 2002, compared to $2,652,000 to $30,429,000 from December 31, 2000 to December 31, 2001. This represents an increase of 1.3% in total average sources of funds. Average NOW and money market deposits and time and savings deposits increased $3,454,000 or 39.9%. This was partially offset by a decrease of $2,874,000, or 22.3% in time and savings deposits. Average loans increased $421,000 or 2.3% while average investment securities increased $2,640,000 or 47.2% and other earning assets decreased $2,542,000 or 58.2%, to account for the majority of the overall increase of total uses of funds in 2002.

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

                                                                 CONTRACT
                                                                  AMOUNT
                                                          -------------------
     Financial instruments whose contract
     amounts Represent credit risk at
     December 31, 2002:

          Commitments to extend credit                            $3,511,000
                                                          ===================


Of these commitments to extend credit, $2,684,000 are at variable rates and $827,000 are at fixed rates.

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

EFFECTS OF REGULATORY ACTION

REGULATION OF THE BANK

The Bank is subject to examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating the branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited facts in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

A bank that is "undercapitalized" becomes subject to provisions of the Federal Deposit Insurance Act; restricting payment of capital distributions and management fees; requiring the Federal Deposit Insurance Corporation ("FDIC") to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payment of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps. At December 31, 2002, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action.

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

GRAMM-LEACH-BLILEY ACT

On November 12, 1999, the President signed the Gramm-Leach-Bliley Act (the "Act"), which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

Under provisions of the legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by the regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

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

FISCAL AND MONETARY POLICY

Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

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

The Company currently owns its building free and clear of any liens. The Company believes that its facilities are adequate for its current operations. The Company believes the building is adequately insured.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended December 31, 2002 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

During the period covered by this report and to date, there has been no established trading market for the Company's stock, and one is not expected to develop in the near future.

As of March 10, 2003, the number of holders of record for the Company's common stock was 493.

In January 2002, 2001 and 2000, the Company paid dividends of $1.00, $1.00 and $.80 per share, respectively, to the shareholders of record as of December 31, 2001, 2000 and 1999, respectively. State banking regulations restrict the amount of dividends that can be paid and require prior approval of the State Board of Financial Institutions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the Company's consolidated financial statements and related notes filed with this report. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the "Allowance for Loan Losses" sections above for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

2002 COMPARED TO 2001

Net income for the year ended December 31, 2002 was $321,229 compared to 2001 net income of $250,448. The Company earned $2.03 per common share in 2002 compared to $1.59 per common share in 2001.

Net interest income, which is the difference between interest earned on the Company's interest earning assets and interest paid on interest bearing liabilities, was $1,357,790 for the year ended December 31, 2002 compared to $1,225,879 for the year ended December 31, 2001. Net interest income, which is the main driver of the Company's earnings increased $131,911 or 10.8% in 2002 compared to a decrease of $148,319 or 10.8% in 2001. Net interest income increased in 2002 primarily due to the drop in average rates on interest bearing liabilities exceeding the drop in average rates on interest earning assets.

Average earning assets were $28,523,000 or 92.5% of total average assets as compared to $28,004,000 or 92.1% of total average assets in 2001. The primary types of earning assets are loans, investment securities and short-term investments. Loans comprised approximately 64.7% of the Bank's total earning assets, while investment securities comprised 28.9% and short-term investments 6.4% in 2002.

Average loans increased $421,000 or 2.3% during 2002 as compared to an increase in average loans of $1.3 million or 7.9% during 2001. However, the average yield on loans dropped 9% to 7.73% in 2002 and 10% to 8.51% in 2001. The increase in loans in 2002 was due to these lower rates because these lower rates encouraged refinancings and other loan growth.

Commercial, industrial and agricultural loans comprised 25.4% of the loan portfolio as of December 31, 2002. Commercial, industrial and agricultural loans comprised 24.5% of the loan portfolio as of December 31, 2001. Loans secured by real estate comprised 49.7% of the portfolio, while consumer and other loans comprised 24.9% of the loan portfolio as of year ended December 31, 2002. Loans secured by real estate comprised 48.6% of the portfolio, while consumer and other loans comprised 26.9% of the portfolio at December 31, 2001.

During 2002 interest expense on deposits was $467,967, a decrease of $323,748 over 2001 levels. During the year, the Bank was able to decrease the average rate paid on time deposits as quickly and by the same magnitude that rates decreased on interest earning assets. As a result, the interest rate spread rose from 3.53% in 2001 to 4.29% in 2002.

The amount of net loans charged off in 2002 was approximately $52,000 compared to approximately $124,000 in 2001. The ratio of net charge-offs to average loans, net of unearned income, for 2002 was 0.29% as compared to 0.69% in 2001.

Provision for loan losses in 2002 was approximately $70,000 and in 2001 was approximately $60,000. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.08% at December 31, 2002 and 1.07% at December 31, 2001. The allowance as a percentage of loans has increased due to an increase in non-performing assets at December 31, 2002. Loans greater than 90 days past due totaled $188,000 at December 31, 2002 compared to $54,000 at December 31, 2001. Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of December 31, 2002.

Non-interest income increased $43,568 or 12.9% in 2002 and $71,139 or 26.8% in 2001. Service charges on deposit accounts increased $48,012 or 15.5% while other service charges and fees decreased $4,444 or 16.1% in 2002. The increase in service fees on deposit accounts is due to an increase in overall account balances and in overdraft charges. Overdraft charges increased approximately $41,000 or 18.4% in 2002 compared to an increase of $50,000 or 28.8% in 2001. In addition, the Bank earned approximately $38,000 in miscellaneous bookkeeping charges in 2002, which represented an increase of 50.5% over 2001 levels.

Non-interest expense increased $52,510 or 4.6% in 2002 and $74,534 or 7.0% in 2001. Salaries and employee benefits expense increased $32,520 or 5.2% in 2002 and $80,897 or 14.7% in 2001. Furniture and equipment increased $15,885 or 19.8%, due to depreciation expenses and service contracts associated with new equipment. Other operating expense plus data processing fees increased $1,694 or 0.5% in 2002 and decreased $28,863 or 8.4% in 2001.

2001 COMPARED TO 2000

Net income for the year ended December 31, 2001 was $250,448 compared to 2000 net income of $343,196. The Company earned $1.59 per common share in 2001 compared to $2.17 per share in 2000. The decrease in net income is mainly attributable to a lower net interest margin as a result of significant interest rate reductions during the year.

Net interest income, was $1,225,879 for the year ended December 31, 2001 compared to $1,374,198 for the year ended December 31, 2000. Net interest income, the main driver of the Company's earnings, decreased $148,319 or 10.8% in 2001 compared to 2000. Interest income decreased in 2001 primarily due to lower interest rates.

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

Commercial, industrial and agricultural loans comprised 24.5% of the loan portfolio as of December 31, 2001. Loans secured by real estate comprised 48.6% of the portfolio, while consumer and other loans comprised 26.9% of the loan portfolio as of the year ended December 31, 2001.

During 2001 interest expense on deposits was $791,742, an increase of $45,219 over 2000 levels. During the year, the Bank was not able to decrease the average rate paid on time deposits as quickly or by the same magnitude that rates decreased on interest earning assets. As a result, the interest rate spread dropped from, 4.35% in 2000 to 3.53% in 2001.

The amount of net loans charged off in 2001 was approximately $124,000 compared to $68,000 in 2000. The ratio of net charge-offs to average loans, net of unearned income, for 2001 was 0.69% as compared to 0.41% in 2000.

Provision for loan losses in 2001 was approximately $60,000 and in 2000 was approximately $111,000. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.07% at December 31, 2001 and 1.55% at December 31, 2000. The decrease in the allowance as a percentage of loans is due to a decrease in non-performing assets at December 31, 2001. Loans greater than 90 days past due totaled $54,000 at December 31, 2001 compared to $1,011,000 at December 31, 2000. 2000 included a Small business administration ("SBA") insured loan that comprised the majority of the balance, and payment from the SBA was received in 2001.

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

Non-interest expense increased $74,534 or 7.0% in 2001. Salaries and employee benefits expense increased $80,897 or 14.7% in 2001. Additional employees hired in 2000 were included in salary expense for a full year in 2001. Furniture and equipment increased $16,864 or 26.6%, due to depreciation expenses and service contracts associated with new equipment. Other operating expense decreased $40,471 or 16.1% in 2001. 2000 included expenses related to misappropriations by a former employee. Data processing fees also increased 12.5% during the year ended December 31, 2001 due to an upgrade in the system used by the Bank.

LIQUIDITY AND CAPITAL RESOURCES

Information and disclosures related to liquidity and capital resources is contained in Item 1 of this report under the headings "Capital Resources", "Liquidity" and "Off-Balance Sheet".

RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must also be recorded. The provisions of SFAS No. 143 were adopted by the Company on January 1, 2003 with no impact on financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", which will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provision of SFAS No. 145 had no impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". This statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no impact on financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, "Business Combinations". This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions form the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment of FASB Statement No. 123". This statement amends SFAS No. 123,

"Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation, and the adoption of this standard had no impact on its financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

ITEM 7.        FINANCIAL STATEMENTS









                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

                                                                                    Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                      1

FINANCIAL STATEMENTS
     Consolidated balance sheets                                                        2
     Consolidated statements of income                                                  3
     Consolidated statements of stockholders' equity and comprehensive income           4
     Consolidated statements of cash flows                                              5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         6 - 18


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders
Darlington County Bancshares, Inc. and Subsidiary
Darlington, South Carolina


             We have audited the accompanying consolidated balance sheets of Darlington County Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Darlington County Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2002, in conformity with auditing standards generally accepted in the United States of America.





Greenville, South Carolina
January 17, 2003



                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                    December 31,
                                                                                      -----------------------------------------
                                                                                             2002                  2001
                                                                                      -------------------   -------------------
                                                            ASSETS

CASH AND DUE FROM BANKS                                                                    $   1,441,161        $     314,713

FEDERAL FUNDS SOLD                                                                             2,386,000            3,513,000

INVESTMENT SECURITIES HELD TO MATURITY
     (fair value $653,556 in 2002 and $716,725 in 2001)                                          641,054              717,804

INVESTMENT SECURITIES AVAILABLE FOR SALE                                                       5,904,573            7,638,226

OTHER INVESTMENTS, AT COST                                                                        50,405               50,405

LOANS                                                                                         19,015,019           17,612,538

     Less allowance for loan losses                                                             (205,728)            (187,808)
                                                                                      -------------------   -------------------

            Net loans                                                                         18,809,291           17,424,730

PREMISES AND EQUIPMENT                                                                         1,002,578            1,063,384

ACCRUED INTEREST RECEIVABLE                                                                      282,438              253,713

OTHER ASSETS                                                                                      47,021              196,937
                                                                                      -------------------   -------------------

                                                                                       $      30,267,521     $     31,172,912
                                                                                      ===================   ===================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
     Demand                                                                               $    4,606,528         $  4,910,391
     Savings and NOW                                                                          15,252,327           12,743,457
     Other time                                                                                6,344,674            9,705,264
                                                                                      -------------------   -------------------

            Total deposits                                                                    26,203,529           27,359,112

OTHER LIABILITIES                                                                                118,311              119,413
                                                                                      -------------------   -------------------

            Total liabilities                                                                 26,321,840           27,478,525
                                                                                      -------------------   -------------------

COMMITMENTS AND CONTINGENCIES - Note 9

STOCKHOLDERS' EQUITY
     Common stock - $.01 par value, 1,000,000 shares authorized,
        158,000 shares issued and outstanding                                                      1,580                1,580
     Capital in excess of par value of stock                                                   1,617,920            1,617,920
     Retained earnings                                                                         2,259,503            2,096,274
     Accumulated other comprehensive income (loss)                                                66,678              (21,387)
                                                                                      -------------------   -------------------

            Total stockholders' equity                                                         3,945,681             3,694,387
                                                                                      -------------------   -------------------

                                                                                           $  30,267,521         $ 31,172,912
                                                                                      ===================   ===================



The accompanying notes are an integral part of these consolidated financial statements.



                                         DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME


                                                                                      For the years ended December 31,
                                                                   ------------------------------------------------------------
                                                                          2002                 2001                2000
                                                                   -------------------   ------------------  ------------------
INTEREST INCOME
     Loans                                                         $        1,427,972        $  1,536,015        $  1,585,826
     Investment securities
        Taxable                                                               339,127             285,394             322,026
        Exempt from federal income taxes                                       28,617              31,130
                                                                                                                       34,266
                                                                   -------------------   ------------------  ------------------

            Total interest on investment securities                           367,744             316,524             356,292

     Federal funds sold                                                        28,964             163,260             176,072
     Other                                                                      1,104               1,822
                                                                                                                        2,531
                                                                   -------------------   ------------------  ------------------

            Total interest income                                           1,825,784           2,017,621           2,120,721

INTEREST EXPENSE
     Deposits                                                                 467,994             791,742             746,523
                                                                   -------------------   ------------------  ------------------

            Net interest income                                             1,357,790           1,225,879           1,374,198

PROVISION FOR LOAN LOSSES                                                      70,000              59,992             111,213
                                                                   -------------------   ------------------  ------------------

            Net interest income after provision for loan
            losses                                                          1,287,790           1,165,887           1,262,985

NONINTEREST INCOME
     Service charges on deposit accounts                                      357,094             309,082             238,422
     Other service charges and fees                                            23,241              27,685              27,206
                                                                   -------------------   ------------------  ------------------

            Total noninterest income                                          380,335             336,767             265,628

NONINTEREST EXPENSES
     Salaries and employee benefits                                           663,244             630,724             549,827
     Occupancy                                                                 73,550              69,472              64,951
     Furniture and equipment                                                   96,032              80,147              63,283
     Office supplies                                                           44,997              46,664              45,549
     Data processing fees                                                     146,384             104,622              93,014
     Other operating                                                          171,409             211,477             251,948
                                                                   -------------------   ------------------  ------------------

            Total noninterest expenses                                      1,195,616           1,143,106           1,068,572
                                                                   -------------------   ------------------  ------------------

            Income before income taxes                                        472,509             359,548             460,041

PROVISION FOR INCOME TAXES                                                    151,280             109,100             116,845
                                                                   -------------------   ------------------  ------------------

            Net income                                                   $    321,229       $     250,448         $   343,196
                                                                   ===================   ==================  ==================

NET INCOME PER SHARE OF COMMON STOCK                                     $       2.03       $        1.59         $      2.17
                                                                   ===================   ==================  ==================




The accompanying notes are an integral part of these consolidated financial statements.


                                           DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                         For the years ended December 31, 2002, 2001, and 2000


                                                                       Capital in                     Accumulated        Total
                                                 Common stock           excess of                      other com-        stock-
                                            ------------------------    of stock        Retained       prehensive       holders'
                                              Shares       Amount       of stock        earnings     income (loss)       equity
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 1999                     158,000    $  1,580     $ 1,617,920    $ 1,787,030      $  (102,648)   $  3,303,882
                                                                                                                     ---------------
    Net income                                                                            343,196                          343,196
    Other comprehensive income, net of
       income taxes of $34,145:
       Unrealized gain on securities
           available for sale                                                                               66,279          66,279
                                                                                                                     ---------------
       Comprehensive income                                                                                                409,475
    Cash dividend, $.80 per share                                                        (126,400)                        (126,400)
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 2000                     158,000       1,580        1,617,920     2,003,826          (36,369)      3,586,957
                                                                                                                     ---------------
    Net income                                                                            250,448                          250,448
    Other comprehensive income, net of
       income taxes of $7,715:
       Unrealized gain on securities
           available for sale                                                                               14,982          14,982
                                                                                                                     ---------------
       Comprehensive income                                                                                                265,430
    Cash dividend, $1.00 per share                                                       (158,000)                        (158,000)
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 2001                     158,000       1,580        1,617,920     2,096,274          (21,387)      3,694,387
                                                                                                                     ---------------

    Net income                                                                            321,229                          321,229
    Other comprehensive income, net of
       income taxes of $45,367:
       Unrealized gain on securities
           available for sale                                                                                88,065         88,065
                                                                                                                     ---------------
       Comprehensive income                                                                                                409,294
    Cash dividend, $1.00 per share                                                      (158,000)                         (158,000)
                                            -----------  -----------  -------------- -------------  --------------- ---------------

BALANCE, DECEMBER 31, 2002                     158,000    $  1,580      $ 1,617,920   $ 2,259,503        $   66,678   $  3,945,681
                                            ===========  ===========  ==============  =============  =============== ===============







The accompanying notes are an integral part of these consolidated financial statements.


                                          DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the years ended December 31,
                                                                        ---------------------------------------------------------
                                                                              2002                2001                2000
                                                                        -----------------  -------------------  -----------------
OPERATING ACTIVITIES
     Net income                                                             $   321,229          $   250,448        $   343,196
     Adjustments to reconcile net income to
        net cash provided by operating activities
        Depreciation                                                             75,845               70,598             60,889
        Amortization and accretion                                               16,172                5,161                356
        Provision for loan losses                                                70,000               59,992            111,213
        Loss on sale of premises and equipment                                        -                4,057                  -
        Deferred income taxes                                                    22,000               36,000            (12,865)
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                    (28,725)             167,667            (22,986)
          Decrease (increase) in other assets                                    94,108              (60,611)           (24,825)
          Increase (decrease) in other liabilities                               (1,102)             (40,729)             4,103
                                                                        -----------------  -------------------  -----------------
            Cash provided by operating activities                               569,527              492,583            459,081
                                                                        -----------------  -------------------  -----------------

INVESTING ACTIVITIES
     Decrease (increase) in federal funds sold                                1,127,000              907,000         (2,460,000)
     Proceeds from maturities of investment securities
        held to maturity                                                         75,000                    -            300,000
     Proceeds from maturities of investment securities
        available for sale                                                    7,963,135            6,686,060            921,283
     Purchase of investment securities available for sale                    (6,122,031)          (9,642,485)          (300,000)
     Net (increase) decrease in loans                                        (1,454,561)          (1,406,085)            92,354
     Proceeds from sale of premises and equipment                                     -                7,384                  -
     Purchases of premises and equipment                                        (15,039)            (270,372)           (21,680)
                                                                        -----------------  -------------------  -----------------
            Cash provided by (used for) investing activities                  1,573,504           (3,718,498)        (1,468,043)
                                                                        -----------------  -------------------  -----------------

FINANCING ACTIVITIES
     Dividends paid                                                            (158,000)            (158,000)          (126,400)
     Increase (decrease) in deposits                                         (1,155,583)           2,609,031            815,610
                                                                        -----------------  -------------------  -----------------
            Cash provided by (used for) financing activities                 (1,313,583)           2,451,031            689,210
                                                                        -----------------  -------------------  -----------------

                                                                                829,448             (774,884)          (319,752)
            Increase (decrease) in cash and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                      314,713            1,089,597          1,409,349
                                                                        -----------------  -------------------  -----------------

                                                                           $  1,144,161           $  314,713       $  1,089,597
CASH AND DUE FROM BANKS, END OF YEAR
                                                                        =================  ===================  =================

SUPPLEMENTAL DISCLOSURES
     Cash paid for:
        Interest                                                            $   510,806          $   825,097        $   719,539
                                                                        =================  ===================  =================

                                                                            $     7,799          $   175,967        $   129,320
        Income taxes
                                                                        =================  ===================  =================




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

    NET INCOME PER SHARE
      Net income per share is computed on the basis of the weighted average number of common shares outstanding, 158,000 shares in 2002, 2001 and 2000. The Company has no instruments which are dilutive; therefore, only basic net income per share of common stock is presented.

    RECENTLY ISSUED ACCOUNTING STANDARDS
        The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must also be recorded. The provisions of SFAS No. 143 were adopted by the Company on January 1, 2003 with no impact on financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion NO. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", which will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provision of SFAS No. 145 had no impact on the Company's financial position or results of operations.
                                                                     (Continued)

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no impact on financial position or results of operations.

       In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, "Business Combinations". This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions form the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

       In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment of FASB Statement No. 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

       Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

    RECLASSIFICATIONS
      Certain previously reported amounts have been reclassified to conform to the current year presentation. Such changes had no effect on previously reported net income or stockholders' equity.
                                                                     (Continued)

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



NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2002 and 2001 were approximately $191,000 and $259,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

          The amortized cost and approximate fair value of investment securities, including maturities, are summarized as follows at December 31:

                                                                                         2002
                                                          -------------------------------------------------------------------
                                                                                     Gross unrealized
                                                             Amortized      --------------------------------      Fair
                                                                cost             gains           losses           Value
                                                          ----------------- ---------------- --------------- ----------------

AVAILABLE FOR SALE
   Federal Agencies
     One to five years                                        $  2,595,000  $       27,266         $      -      $ 2,622,266
                                                          ----------------- ---------------- --------------- ----------------

   Mortgage backed
     Less than one year                                            368,524            7,640               -          376,164
     Five to ten years                                           1,487,534           15,792               -        1,503,326
     After ten years                                             1,364,048           38,769               -        1,402,817
                                                          ----------------- ---------------- --------------- ----------------

                                                                 3,220,106           62,201               -        3,282,307
                                                          ----------------- ---------------- --------------- ----------------

Total available for sale                                      $  5,815,106       $   89,467        $      -      $ 5,904,573
                                                          ================= ================ =============== ================

HELD TO MATURITY
----------------
   State, county and municipal
     Less than one year                                        $    80,364       $    1,069        $      -       $   81,433
     One to five years                                              86,411            3,941               -           90,352
     Five to ten years                                             474,279            7,492               -          481,771
                                                          ----------------- ---------------- --------------- ----------------

Total held to maturity                                    $           641,054    $   12,502        $      -       $  653,556
                                                          ================= ================ =============== ================


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
----------------
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

          Investment securities with an aggregate amortized cost of approximately $1,200,000 ($1,205,188 fair value) at December 31, 2002 and $1,162,225 ($1,168,885 fair value) at December 31, 2001, were pledged to secure public deposits and for other purposes. Fair value of investment securities is determined using quoted market prices.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

          Following is a summary of loans by major classification:

                                                                                                   December 31,
                                                                                       --------------------------------------
                                                                                              2002                2001
                                                                                       -------------------  -----------------

Real estate - mortgage                                                                      $   8,714,000       $  7,954,000
Real estate - construction                                                                        732,000            611,000
Commercial and industrial                                                                       3,797,000          3,477,000
Loans to individuals for household, family and other consumer expenditures                      4,001,000          4,090,000
Agriculture                                                                                     1,034,000            833,000
All other loans, including overdrafts                                                             718,541            629,083
Deferred loan origination costs                                                                    18,478             18,455
                                                                                       -------------------  -----------------

                                                                                           $   19,015,019       $ 17,612,538
                                                                                       ===================  =================

           Changes in the allowance for loan losses are summarized as follows for the years ended December 31,:

                                                                      2002                  2001                2000
                                                                -------------------  -------------------  -------------------

Balance, beginning of year                                      $        187,808         $   252,219           $    208,642
Recoveries of loans previously charged against
    the allowance                                                            786             118,465                 17,666
Provision for loan losses                                                 70,000              59,992                111,213
Loans charged against the allowance                                      (52,866)           (242,868)               (85,302)
                                                                -------------------  -------------------  -------------------

Balance, end of year                                            $        205,728         $   187,808           $    252,219
                                                                ===================  ===================  ===================


               At December 31, 2002 and 2001, non-accrual loans totaled approximately $58,800 and $15,900, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $3,900 in 2002, $1,364 in 2001, and $174,341 in 2000. No interest was recorded on nonaccrual loans in 2002, 2001 and 2000. As of December 31, 2002 and 2001 the Bank had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

           Premises and equipment at December 31 is summarized as follows:


                                                                                         2002               2001
                                                                                    ----------------   ---------------

Land and buildings                                                                     $    965,625       $   965,625
Furniture, fixtures and equipment                                                           768,585           753,547
                                                                                    ----------------   ---------------

                                                                                          1,734,210         1,719,172
Less accumulated depreciation and amortization                                              731,632           655,788
                                                                                    ----------------   ---------------

                                                                                       $  1,002,578       $ 1,063,384
                                                                                    ================   ===============


           Depreciation and amortization of bank premises and equipment charged to operating expense totaled $75,845 in 2002, $70,598 in 2001, and $60,889 in 2000.



NOTE 6 - DEPOSITS

           At December 31, 2002 and 2001, certificates of deposit of $100,000 or more totaled approximately $773,000 and $1,822,000, respectively. Interest expense on these deposits was $30,448 in 2002, $80,153 in 2001, and $105,302 in 2000.

           At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

                  2003                                   $ 6,131,748
                  2004                                       200,253
                  2005 and thereafter                         12,673
                                                    -----------------

                                                         $ 6,344,674
                                                    =================


NOTE 7 - UNUSED LINES OF CREDIT

           At December 31, 2002, the Bank has an unused short-term line of credit to purchase Federal funds from an unrelated bank totaling $2,500,000. This line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw this line at its option.




                                                                     (Continued)

NOTE 8 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31,:

                                                                      2002                  2001                2000
                                                                -------------------  -------------------  -------------------
Income taxes currently payable
    Federal                                                          $    121,278          $    63,400         $    119,460
    State                                                                  15,336                9,700               10,250
                                                                -------------------  -------------------  -------------------

                                                                          136,614               73,100              129,710
                                                                -------------------  -------------------  -------------------

Tax consequences of differences
    Loan losses                                                             2,358               13,448              (14,816)
    Depreciation                                                           11,360                9,968               (1,344)
    Other                                                                     948               12,584                 3,295
                                                                -------------------  -------------------  -------------------

                                                                           14,666               36,000              (12,865)
                                                                -------------------  -------------------  -------------------

      Provision                                                       $   151,280         $    109,100          $    116,845
                                                                ===================  ===================  ===================


           The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                           DEFERRED TAX ASSET (LIABILITY)
                                                     --------------------------------------------
                                                            2002                    2001
                                                     --------------------    --------------------

Allowance for loan losses                                   $    69,948             $    72,306
Accumulated depreciation                                        (55,833)                (44,473)
Unrealized loss on investment securities                        (28,664)                 12,478
Other, net                                                      (14,016)                (13,068)
                                                     --------------------    --------------------

                                                           $    (28,565)            $    27,243
                                                     ====================    ====================


           The net deferred tax asset (liability) is reported in the category of other assets in the balance sheets at December 31, 2002 and 2001.

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                      2002                          2001                          2000
                                           ----------------------------  ---------------------------  -----------------------------
                                              AMOUNT            %           AMOUNT           %            AMOUNT            %

Tax expense at statutory rate              $    159,700        33.8%      $  122,246         34.0%      $  156,414         34.0%
Increase (decrease) in taxes resulting from:
   Tax exempt interest                           (9,700)      (2.05)         (15,600)        (4.32)        (17,221)        (3.7)
   State bank tax (net of federal benefit)       10,200        2.16           10,000          2.77           9,201          2.0
   Other - net                                   (8,920)      (1.89)          (7,546)        (2.21)        (31,549)        (6.9)
                                           --------------   -----------  --------------  -----------  ---------------  ------------

       Tax provision                           $151,280         32.02%    $  109,100         30.24%     $  116,845         25.4%
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

                                                           Contract
                                                            amount


                                                      --------------------
     Financial instruments whose contract amounts represent credit risk at December 31, 2002:

         Commitments to extend credit                    $   3,511,000
                                                      ====================

          Of these commitments to extend credit, $2,684,000 are at variable rates and $827,000 are at fixed rates.

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

                                                                     (Continued)
                                      -38-

            The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                                 DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                                  2002                                 2001
                                                    -----------------------------------  ------------------------------------
                                                      CARRYING                              CARRYING
                                                       AMOUNT           FAIR VALUE           AMOUNT           FAIR VALUE
                                                    ----------------   ----------------  -----------------  -----------------
Financial assets:
   Cash and due from banks                              $  1,144,161      $  1,144,161         $   314,713       $   314,713
   Federal funds sold                                      2,386,000         2,386,000           3,513,000         3,513,000
   Investment securities held to maturity                    641,054           653,556             717,804           716,725
   Investment securities available for sale                5,904,573         5,904,573           7,638,226         7,638,226
   Other investments                                          50,405            50,405              50,405            50,405
   Loans, gross                                           19,015,019        19,082,901          17,612,538        17,657,064

Financial liabilities:
   Deposits                                             $ 26,203,529      $ 26,218,041       $  27,359,112     $  27,444,529


            The Company had $3,511,000 of off-balance sheet financial commitments, which are commitments to originate loans and unused lines of credit. Since these obligations are based on current market rates, the carrying amount is considered to be a reasonable estimate of fair value.

            Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of December 31, 2002 and 2001. Changes in market interest rates and prepayment assumptions could significantly change the fair value. Therefore, management believes that the foregoing information is of limited value and has no basis for determining whether the fair value presented would be indicative of the value which could be negotiated during an actual sale.

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

NOTE 12 - TRANSACTIONS WITH DIRECTORS, OFFICERS AND ASSOCIATES

            Directors and officers of the Company and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in the loan transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all officers and directors, including immediate family and business interests, at December 31, 2002 and 2001, were $933,807 and $738,310, respectively. During 2002, $392,475 in new loans were made to this group and repayments of $196,978 were received. Deposits by directors, officers and their related interests, as of December 31, 2002 and 2001, approximated $916,348 and $1,418,150, respectively.

NOTE 13 - RETIREMENT PLAN

            The Bank sponsors Simplified Employee Pension (SEP) individual retirement accounts for all officers and employees meeting certain age and service requirements. Contributions are at the discretion of and determined annually by the Board of Directors and are not to exceed the maximum amount deductible under the applicable section of the Internal Revenue Code. Included in expenses are contributions to the retirement plan of $24,936, $26,000, and $19,191 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

            As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:


                                                                     (Continued)


                                                                                                              TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                                  FOR CAPITAL              PROMPT CORRECTIVE
                                                                               ADEQUACY PURPOSES           ACTION PROVISIONS
                                                                          --------------------------- ---------------------------
                                                      ACTUAL                        MINIMUM                     MINIMUM
                                            ----------------------------  --------------------------- ---------------------------
                                                AMOUNT         RATIO        AMOUNT         RATIO         AMOUNT         RATIO
                                            --------------- ------------  ------------ -------------- -------------  ------------

As of December 31, 2002
   Total capital (to risk weighted assets)       $   4,062      19.7%        $  1,653          8.0%        $  2,067      10.0%
   Tier 1 capital (to risk weighted assets)          3,857      18.7              827          4.0            1,240       6.0
   Tier 1 capital (to average assets)                3,857      12.5            1,233          4.0            1,541       5.0

As of December 31, 2001
   Total capital (to risk weighted assets)       $   3,904      19.6%        $  1,592          8.0%        $  1,989      10.0%
   Tier 1 capital (to risk weighted assets)          3,716      18.7              796          4.0            1,194       6.0
   Tier 1 capital (to average assets)                3,716      11.6            1,286          4.0            1,608       5.0


NOTE 15 - PARENT COMPANY FINANCIAL INFORMATION

   Following is condensed financial information of Darlington County Bancshares, Inc. (parent company only):



                            CONDENSED BALANCE SHEETS

                                                                DECEMBER 31,
                                                  -----------------------------------------
                                                         2002                  2001
                                                  -------------------   -------------------
ASSETS
     Investment in Bank subsidiary                     $   3,945,681          $  3,694,387
                                                  ===================   ===================

STOCKHOLDERS' EQUITY                                   $   3,945,681          $  3,694,387
                                                  ===================   ===================


                         CONDENSED STATEMENTS OF INCOME

                                                                      FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                            -----------------------------------------
                                                                   2002                  2001
                                                            -------------------   -------------------

DIVIDEND FROM BANK SUBSIDIARY BEFORE EQUITY IN

     UNDISTRIBUTED NET INCOME OF BANK SUBSIDIARY                  $    158,000           $   158,000

EQUITY IN UNDISTRIBUTED NET INCOME OF
     BANK SUBSIDIARY                                                   163,229                92,448
                                                            -------------------   -------------------

         Net income                                               $    321,229           $   250,448
                                                            ===================   ===================


                                                                     (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                           2002                  2001
                                                                                    -------------------   -------------------
OPERATING ACTIVITIES
     Net income                                                                          $    321,229           $   250,448
     Adjustments to reconcile net income to net cash
         provided by operating activities
        Equity in undistributed net income of Bank subsidiary                                (163,229)              (92,448)
                                                                                    -------------------   -------------------

         Net cash provided by operating activities                                            158,000               158,000

FINANCING ACTIVITY
     Dividends paid                                                                          (158,000)             (158,000)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                                          -                     -
                                                                                    -------------------   -------------------

CASH AND DUE FROM BANKS, END OF YEAR                                                       $        -             $       -
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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and the introduction and first subsection under the caption "EXECUTIVE OFFICERS" in the Proxy Statement for the 2003 Annual Meeting of Shareholders (the "Proxy Statement"), which was filed within 120 days of the Bank's fiscal year end, is incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION

The information set forth under the captions "COMPENSATION OF DIRECTORS" and "SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION" in the Proxy Statement is incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

               21    Subsidiaries
               99.1  Certificate  of The Chief  Executive  Officer  pursuant  to
                     Section 906 of the Sarbanes-Oxley Act of 2002
               99.2  Certificate of  The  Chief  Financial  Officer  pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

(B)       Reports

               None

ITEM 14.       CONTROLS AND PROCEDURES

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) as of a date within 90 days prior to the filing of this annual report, the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              DARLINGTON COUNTY BANCSHARES, INC.
                      Name of Bank



By:  /s/ W. B. McCown, III                Date: April 9, 2003
     ----------------------------------         ---------------------------
     W. B. McCown, III, President and Chief Executive Officer
    (Principal Executive Officer)



By:  /s/ Henry M. Funderburk, III         Date: April 9, 2003
     ----------------------------------         ---------------------------
     Henry M. Funderburk, III
     Executive Vice President
     Darlington County Bank
     Functioning as Chief Financial Officer
     of the Company

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                                      SIGNATURE                                   TITLE                 DATE



                                                                  Chairman of the Board
--------------------------------------------------------------
R. E. Goodson, Sr.


/s/ Hubert C. Baker                                               Director                      April 9, 2003
--------------------------------------------------------------
Hubert C. Baker


/s/ W. Edwin Dargan                                               Director                      April 9, 2003
--------------------------------------------------------------
W. Edwin Dargan


                                                                  Director
--------------------------------------------------------------
Raymond Galloway


/s/ Charles G. Howard                                             Director                      April 9, 2003
--------------------------------------------------------------
Charles G. Howard


/s/ Albert L. James, III                                          Director                      April 9, 2003
--------------------------------------------------------------
Albert L. James, III


/s/ G. Clyde Scott                                                Director                      April 9, 2003
--------------------------------------------------------------
G. Clyde Scott


/s/ Eugene A. Vaughan                                             Director                      April 9, 2003
--------------------------------------------------------------
Eugene A. Vaughan


/s/ W. B. McCown, III                                             President and Chief           April 9, 2003
--------------------------------------------------------------
W. B. McCown, III Executive Officer



/s/ Henry M. Funderburk                                           Executive Vice President      April 9, 2003
--------------------------------------------------------------    Darlington County Bank
Henry M. Funderburk, III                                          Functining as the CFO
                                                                  of the Company



I, W. B. McCown, III, certify that:

1. I have reviewed this annual report on Form 10-KSB of Darlington County Bancshares, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



By:  /s/ W. B. McCown, III                        Date: April 9 2003
     ---------------------------------------           -----------------------
     W. B. McCown, III, President and Chief Executive Officer

I, Henry M. Funderburk, III, certify that:

1. I have reviewed this annual report on Form 10-KSB of Darlington County Bancshares, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




By:  /s/ Henry M. Funderburk, III                 Date: April 9, 2003
     ---------------------------------------           -----------------------
     Henry M. Funderburk, III
     Executive Vice President
     Darlington County Bank
     Functioning as Chief Financial Officer
     of the Company