Form 10QSB
period 2003-03-31
DARLINGTON COUNTY BANCSHARES INC
filed 2003-05-15
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OT 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________.

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


   COMMON STOCK - $.01 PAR VALUE; 158,000 SHARES OUTSTANDING ON APRIL 30, 2003

                       DARLINGTON COUNTY BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                                                                              MARCH 31,        DECEMBER 31,
                                                                                                2003               2002
                                                                                          --------------      -------------
   (in thousands)                                                                            (UNAUDITED)
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                                $        1,267      $       1,144
   Federal funds sold                                                                              4,375              2,386
                                                                                          --------------      -------------
Total cash and cash equivalents                                                                    5,642              3,530
                                                                                          --------------      -------------

Securities available-for-sale                                                                      5,341              5,905
Securities held-to-maturity                                                                          641                641
Nonmarketable equity securities                                                                       50                 50
                                                                                          --------------      -------------
     Total investment securities                                                                   6,032              6,596
                                                                                          --------------      -------------

Loans                                                                                             18,856             19,015
Less allowance for loan losses                                                                       195                206
                                                                                          --------------      -------------
     Loans, net                                                                                   18,661             18,809
Premises and equipment, net                                                                          983              1,003
Accrued interest receivable                                                                          254                282
Other assets                                                                                          61                 47
                                                                                          --------------      -------------
Total assets                                                                              $       31,633      $      30,267
                                                                                          ==============      =============
LIABILITIES
Deposits
   Demand                                                                                 $        4,847      $       4,607
   Savings and NOW                                                                                16,701             15,252
   Other time deposits                                                                             6,157              6,345
                                                                                          --------------      -------------
     Total deposits                                                                               27,705             26,204
Accrued interest payable                                                                              27                 29
Other liabilities                                                                                     51                 88
                                                                                          --------------      -------------
     Total Liabilities                                                                            27,783             26,321

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 1,000,000 shares authorized,
   158,000 shares issued and outstanding at March 31, 2003
   and December 31, 2002                                                                               2                  2
Capital in excess of par value of stock                                                            1,618              1,618
Retained earnings                                                                                  2,158              2,260
Accumulated other comprehensive income                                                                72                 67
                                                                                          --------------      -------------
     Total stockholders' equity                                                                    3,850              3,946
                                                                                          --------------      -------------
     Total liabilities and stockholders' equity                                           $       31,633      $      30,267
                                                                                          ==============      =============

See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
(in thousands)                                                                                 2003               2002
                                                                                          --------------      -------------
INTEREST INCOME:
   Loans, including fees                                                                  $          354      $         338
   Investment securities:
     Taxable                                                                                          60                102
     Nontaxable                                                                                        7                  8
   Federal funds sold                                                                                 11                 10
                                                                                          --------------      -------------
       Total interest income                                                                         432                458
                                                                                          --------------      -------------
INTEREST EXPENSE
   Deposits                                                                                           93                134
                                                                                          --------------      -------------
       Total interest expense                                                                         93                134
                                                                                          --------------      -------------
NET INTEREST INCOME                                                                                  339                324
Provision for loan losses                                                                             18                 16
                                                                                          --------------      -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                  321                308
                                                                                          --------------      -------------
NONINTEREST INCOME
   Service charges on deposit accounts                                                                81                 82
   Other service charges, commissions and fees                                                         5                  3
                                                                                          --------------      -------------
       Total noninterest income                                                                       86                 85
                                                                                          --------------      -------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                                                    177                161
   Data processing                                                                                    36                 32
   Occupancy                                                                                          19                 18
   Furniture and equipment                                                                            27                 21
   Other                                                                                              63                 69
                                                                                          --------------      -------------
       Total noninterest expense                                                                     322                301
                                                                                          --------------      -------------
INCOME BEFORE INCOME TAXES                                                                            85                 92
Provision for income taxes                                                                            28                 30
                                                                                          --------------      -------------
NET INCOME                                                                                $           57      $          62
                                                                                          ==============      =============
EARNINGS PER SHARE
Average shares outstanding                                                                       158,000            158,000
                                                                                          ==============      =============
Net income                                                                                $         0.36      $        0.39
                                                                                          ==============      =============
Dividends paid                                                                            $         1.00      $        1.00
                                                                                          ==============      =============

See notes to consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                             (UNAUDITED)


(in thousands, except shares)
                                                                                                  ACCUMULATED
                                                                   CAPITAL IN                        OTHER
                                                                    EXCESS OF                    COMPREHENSIVE
                                                   COMMON STOCK     PAR VALUE       RETAINED         INCOME
                                        SHARES        AMOUNT        OF STOCK        EARNINGS         (LOSS)        TOTAL
                                    -----------    -----------    -----------     -----------    -----------    -----------
BALANCE, JANUARY 1, 2002                158,000    $         2    $     1,618     $     2,096    $       (22)   $     3,694
   Net income for period                      -              -              -              62              -             62

   Other comprehensive income, net of tax:
       Unrealized loss on
         securities available
         for sale                             -              -              -               -            (15)           (15)
                                                                                                                ------------

       Comprehensive income                                                                                              47

   Cash dividend ($1.00
     per share                                -              -              -            (158)             -           (158)
                                    -----------    -----------    -----------     ------------   -----------    ------------

Balance, March 31, 2002                 158,000    $         2    $     1,618     $     2,000    $       (37)   $     3,583
                                    ===========    ===========    ===========     ============   ===========    ============

BALANCE, JANUARY 1, 2003                158,000    $         2    $     1,618     $     2,259    $        67    $     3,946

   Net income for period                      -              -              -              57              -             57

   Other comprehensive income, net of tax:
       Unrealized gain on
         securities available
         for sale                             -              -              -               -              5              5
                                                                                                                -----------

       Comprehensive income                                                                                              62

   Cash dividend ($1.00
     per share                                -              -              -            (158)             -           (158)
                                    -----------    -----------    -----------     ------------   -----------    ------------

Balance, March 31, 2003                 158,000    $         2    $     1,618     $     2,158    $        72    $     3,850
                                    ===========    ===========    ===========     ============   ===========    ===========



See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
(Dollars in thousands)                                                                         2003               2002
                                                                                          --------------      -------------
OPERATING ACTIVITIES
   Net income                                                                             $           57      $          62
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Provision for loan losses                                                                      18                 16
       Depreciation                                                                                   20                 18
       (Increase) decrease in other assets                                                            14                 38
       Decrease in other liabilities                                                                 (39)               (53)
                                                                                          ---------------     -------------
         Net cash provided by operating activities                                                    70                 81
                                                                                          --------------      -------------
INVESTING ACTIVITIES
   (Increase) decrease in federal funds sold                                                      (1,989)             1,272
   Proceeds from maturities of investment securities
     available for sale                                                                            1,587                620
   Purchase of investment securities available for sale                                           (1,018)            (1,000)
   Net decrease in loans                                                                             130               (286)
   Purchase of equipment                                                                               -                 (1)
                                                                                          --------------      -------------
         Net cash provided by (used for) investing activities                                     (1,290)               605
                                                                                          ---------------     -------------
FINANCING ACTIVITIES
   Net increase in deposits                                                                        1,501                321
   Cash dividends paid                                                                              (158)              (158)
                                                                                          ---------------     -------------
         Net cash provided by financing activities                                                 1,343                163
                                                                                          --------------      -------------
         Increase in cash and cash equivalents                                                       123                849

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                       1,144                315
                                                                                          --------------      -------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                    $        1,267      $       1,164
                                                                                          ==============      =============
CASH PAID DURING THE PERIOD FOR
   Interest                                                                               $       95,000      $     154,900
                                                                                          ==============      =============


See notes to consolidated financial statements.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition as of March 31, 2003 compared to December 31, 2002, and the results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the
Company's   actual  results  and  experience  to  differ   materially  from  the
anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

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


RESULTS OF OPERATIONS

The Company's net income for the first quarter of 2003 and 2002 was $57,000 and $62,000, respectively. Net income per share for the first quarter of 2003 and 2002 was $.36 and $.39 per share, respectively.

ITEM 2. - MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
          RESULTS OF OPERATIONS, (CONTINUED)

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $339,000 and $324,000 for the three months ended March 31, 2003 and 2002, respectively.

Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

Average interest-earning assets for the first quarter of 2003 increased by $93,894 or .32% over the same period in 2002, while average interest-bearing liabilities decreased by $544,819 or 2.37% comparing the first quarter of 2003 with the first quarter of 2002.


                                                    AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                    ---------------------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                    ---------------------------------------------------------------------------------------
                                                      2003                                          2002
                                    -----------------------------------------   -------------------------------------------
                                         AVERAGE      INCOME/      ANNUALIZED        AVERAGE        INCOME/      ANNUALIZED
                                         BALANCE      EXPENSE      YIELD/RATE        BALANCE        EXPENSE      YIELD/RATE

Federal funds sold                  $   3,758,544  $    11,000          1.17%   $   2,374,667    $    10,000          1.68%
Investment securities                   6,361,498       67,000          4.22%       9,187,311        110,000          4.79%
Loans                                  19,034,743      354,000          7.46%      17,498,913        338,000          7.73%
                                    -------------  -----------                  -------------    -----------
   Total earning assets             $  29,154,785      432,000          5.94%   $  29,060,891        458,000          6.30%
                                    =============                               =============
   Total interest bearing
       liabilities                  $  22,436,690       93,000          1.66%   $  22,981,509        134,000          2.36%
                                    =============  -----------    -----------   =============    -----------      --------

Net interest spread                                                     4.28%                                         3.94%

Net interest income/margin                         $   339,000          4.66%                    $   324,000          4.46%
                                                   ===========                                   ===========      ========

As reflected above, for the first three months of 2003 the average yield on earning assets amounts amounted to 5.94%, while the average cost of interest-bearing liabilities was 1.66%. For the same period of 2002, the average yield on earning assets was 6.30% and the average cost of interest-bearing liabilities was 2.36%. The decrease in the yield on earning assets is attributable to a decrease in the yields on all interest earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2003 was 4.66% and for 2002 was 4.46%. This slight increase was the result of a greater decrease in the rate on interest-bearing deposits than the rates earned on average interest-earning assets.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities and a decrease in rates on earning assets with a slightly larger decrease in rates on interest bearing liabilities.

                                                                             Analysis of changes in net interest income
                                                                                       For the three months ended
                                                                                      March 31, 2003 versus 2002

                                                                           Volume             Rate             Net Change
                                                                           ------             ----             ----------

     Federal fund sold                                                 $       4,684      $       (3,684)     $       1,000
     Investment securities                                                   (30,872)            (12,128)           (43,000)
     Loans                                                                    28,958             (12,958)            16,000
                                                                       -------------      ---------------     -------------
       Total earning assets                                                    2,770             (28,770)           (26,000)
       Total interest on interest-bearing liabilities                       (147,415)           (105,415)           (42,000)
                                                                       --------------     ---------------     --------------
     Net interest income                                               $     150,185      $     (134,185)     $      16,000
                                                                       =============      ===============     =============

ITEM 2. - MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
          RESULTS OF OPERATIONS, (CONTINUED)

NONINTEREST INCOME

Noninterest income was $86,000 and $85,000 for the three months ended March 31, 2003 and 2002. Noninterest income increased slightly due to an increase in other service charges, commission and fees.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended March 31, 2003 and 2002 were $322,000 and $301,000, respectively. Noninterest expenses increased primarily due to the cost of living pay increases to employees and an increase in health insurance costs.

PROVISION FOR LOAN LOSSES

The allowance for loan losses was 1.03% of loans, net of unearned income, as of March 31, 2003 compared to 1.08% as of December 31, 2002. The provision for loan losses was $18,000 and $16,000 for the three months ended March 31, 2003 and 2002, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

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

LOANS

Loans decreased slightly during the first three months of 2003. Net loans decreased $148,000, or .78%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans which increased 9.06%, or $334,000 from December 31, 2002 to March 31, 2003. However, decreases in real estate mortgage loans and agriculture loans offset the increase. Balances within the major loans receivable categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                       March 31,        December 31,
                                                         2003               2002
                                                    ----------------  -----------------
 Real estate - construction                             $ 1,085,000       $    732,000
 Real estate - mortgage                                   7,981,000          8,714,000
 Commercial and industrial                                4,141,000          3,797,000
 Agriculture                                                799,000          1,034,000
 Consumer and other                                       4,850,000          4,738,000
                                                        -----------       ------------
                                                        $18,856,000       $ 19,015,000
                                                        ===========       ============

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2002 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses. There have been no significant changes in our critical accounting policies since December 31, 2002.

CAPITAL RESOURCES

The capital base for the Company decreased by $96,000 for the first three months of 2003. This net change includes an increase to equity for net income of $57,000 and an increase in unrealized gain on investment securities of $5,000 offset by cash dividends of $158,000. The Company's equity to asset ratio was 12.17% on March 31, 2003, as compared to 13.0% on December 31, 2002.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of March 31, 2003, the Bank exceeds the capital requirement levels that are required to be maintained.

                                                             CAPITAL RATIOS (AMOUNTS IN THOUSANDS)
                                 ----------------------------------------------------------------------------------------
                                                                         WELL CAPITALIZED          ADEQUATELY CAPITALIZED
                                             ACTUAL                        REQUIREMENT                   REQUIREMENT
                                 ---------------------------    --------------------------     --------------------------
                                     AMOUNT           RATIO         AMOUNT          RATIO          AMOUNT          RATIO
                                     ------           -----         ------          -----          ------          -----
Total capital (to risk
   weighted assets)                $   3,948          18.63%      $   2,119          10.0%       $   1,695           8.0%

Tier 1 capital (to risk
   weighted assets)                $   3,753          17.71%      $   1,271           6.0%       $     848           4.0%

Tier 1 capital (to
   average assets)                 $   3,753          11.95%      $   1,571           5.0%       $   1,256           4.0%


ASSET QUALITY

Nonperforming assets as a percentage of loans and foreclosed property totaled ..24% and .31% as of March 31, 2003 and December 31, 2002, respectively. Nonperforming assets were $45,000 as of March 31, 2003 and $58,800 at December 31, 2002.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting   pronouncements   recently  issued  or  proposed  by  the  Financial
Accounting Standards Board are not expected to have a material effect on the financial position of the Company.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the three months ended March 31, 2003.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

99.1 Certificate of The Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certificate of The Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            DARLINGTON COUNTY BANCSHARES, INC.
                    Name of Bank



By:  /s/ W. B. McCown, III                               Date: May 15, 2003
     -------------------------------------------               ---------------
     W. B. McCown, III, President and
     Chief Executive Officer


By:  /s/ Henry M. Funderburk                             Date: May 15, 2003
     -------------------------------------------               ---------------
     Henry M. Funderburk
     Executive Vice President & Chief Financial Officer

                                  CERTIFICATION

I, W.B. McCown, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Darlington County Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                         /s/ W.B. McCown, III
       --------------                       ---------------------------
                                            W.B. McCown, III
                                            President, Chief Executive Officer

                                  CERTIFICATION

I, Henry M. Funderburk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Darlington County Bancshares, Inc.;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                         /s/ Henry M. Funderburk
       --------------                       -----------------------
                                            Henry M. Funderburk
                                            Executive Vice President &
                                            Chief Financial Officer