Form 10QSB
period 2003-06-30
DARLINGTON COUNTY BANCSHARES INC
filed 2003-08-13
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OT 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______.

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

       158,000 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF JULY 31, 2003

                       DARLINGTON COUNTY BANCSHARES, INC.


                                      INDEX


PART I. - FINANCIAL INFORMATION                                                                                    PAGE NO.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002......................................3

         Condensed Consolidated Statements of Operations -
           Six months ended June 30, 2003 and 2002 and three months ended June 30, 2003 and 2002..........................4

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2003 and 2002........................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002........................6

         Notes to Condensed Consolidated Financial Statements.............................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................8-13

Item 3.  Controls and Procedures.........................................................................................13

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................................14

Item 2.  Changes in Securities...........................................................................................14

Item 3.  Defaults Upon Senior Securities.................................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................14

Item 5.  Other Information...............................................................................................14

Item 6.  Exhibits and Reports on Form 8-K................................................................................14

         (a)  Exhibits...................................................................................................14

         (b)  Reports....................................................................................................14



                       DARLINGTON COUNTY BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                                                                               JUNE 30,        DECEMBER 31,
                                                                                                 2003              2002
                                                                                               --------        ------------
   (in thousands)                                                                            (UNAUDITED)
ASSETS Cash and cash equivalents:
   Cash and due from banks                                                                   $     1,212         $    1,144
   Federal funds sold                                                                              1,800              2,386
                                                                                             -----------         ----------
     Total cash and cash equivalents                                                               3,012              3,530
                                                                                             -----------         ----------
Securities available-for-sale                                                                      7,995              5,905
Securities held-to-maturity                                                                          561                641
Nonmarketable equity securities                                                                       50                 50
                                                                                             -----------         ----------
     Total investment securities                                                                   8,606              6,596
                                                                                             -----------         ----------
Loans                                                                                             19,542             19,015
Less allowance for loan losses                                                                       185                206
                                                                                             -----------         ----------
     Loans, net                                                                                   19,357             18,809
Premises and equipment, net                                                                          965              1,003
Accrued interest receivable                                                                          260                282
Other assets                                                                                         113                 47
                                                                                             -----------         ----------
     Total assets                                                                            $    32,313         $   30,267
                                                                                             ===========         ==========
LIABILITIES
Deposits
   Demand                                                                                    $     4,696         $    4,607
   Savings and NOW                                                                                17,472             15,252
   Other time deposits                                                                             6,154              6,345
                                                                                             -----------         ----------
     Total deposits                                                                               28,322             26,204
Accrued interest payable                                                                              25                 29
Other liabilities                                                                                     55                 87
                                                                                             -----------         ----------
     Total Liabilities                                                                            28,402             26,320

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 1,000,000 shares authorized,
   158,000 shares issued and outstanding at June 30, 2003
   and December 31, 2002                                                                               2                  2
Capital in excess of par value of stock                                                            1,618              1,618
Retained earnings                                                                                  2,236              2,260
Accumulated other comprehensive income                                                                55                 67
                                                                                             -----------         ----------
     Total stockholders' equity                                                                    3,911              3,947
                                                                                             -----------         ----------
     Total liabilities and stockholders' equity                                              $    32,313         $   30,267
                                                                                             ===========         ==========

                 See notes to consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED              THREE MONTHS ENDED
(Dollars in thousands)                                                     JUNE 30,                       JUNE 30,
                                                                      -------------------            -------------------
                                                                      2003           2002            2003           2002
                                                                      ----           ----            ----           ----
INTEREST INCOME:
   Loans, including fees                                        $       713     $      692     $       359    $       354
   Investment securities:
     Taxable                                                            121            194              61             92
     Nontaxable                                                          13             15               6              7
     Nonmarketable equity securities                                     -               1              -               1
   Federal funds sold                                                    20             16               9              6
                                                                -----------     ----------     -----------    -----------
       Total interest income                                            867            918             435            460
                                                                -----------     ----------     -----------    -----------
INTEREST EXPENSE:
   Deposits                                                             186            251              93            117
                                                                -----------     ----------     -----------    -----------
       Total interest expense                                           186            251              93            117
                                                                -----------     ----------     -----------    -----------
NET INTEREST INCOME                                                     681            667             342            343
Provision for loan losses                                                42             34              24             18
                                                                -----------     ----------     -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     639            633             318            325
                                                                -----------     ----------     -----------    -----------
NONINTEREST INCOME:
   Service charges on deposit accounts                                  162            174              81             92
   Gains on sales of securities available-for-sale                       20             -               20             -
   Other service charges, commissions and fees                           11              8               6              5
                                                                -----------     ----------     -----------    -----------
       Total                                                            193            182             107             97
                                                                -----------     ----------     -----------    -----------
NONINTEREST EXPENSES:
   Salaries and employee benefits                                       356            320             179            160
   Net occupancy expense                                                 41             36              22             18
   Furniture and equipment expense                                       54             40              27             19
   Other operating expenses                                             182            209              83            108
                                                                -----------     ----------     -----------    -----------
       Total                                                            633            605             311            305
                                                                -----------     ----------     -----------    -----------
INCOME BEFORE INCOME TAXES                                              199            210             114            117
Income tax provision                                                     65             72              37             42
                                                                -----------     ----------     -----------    -----------
NET INCOME                                                      $       134     $      138     $        77    $        75
                                                                ===========     ==========     ===========    ===========
PER SHARE
AVERAGE SHARES OUTSTANDING                                          158,000        158,000         158,000        158,000
                                                                ===========     ==========     ===========    ===========
NET INCOME                                                      $      0.84     $     0.87     $      0.48    $      0.48
                                                                ===========     ==========     ===========    ===========
DIVIDENDS PAID                                                  $      1.00     $     1.00     $      1.00    $      1.00
                                                                ===========     ==========     ===========    ===========


                See notes to consolidated financial statements.


                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                           (UNAUDITED)

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                                                      COMPRE-
                                                   COMMON STOCK          ADDITIONAL                   HENSIVE
                                                --------------------      PAID-IN     RETAINED        INCOME
(Dollars in thousands)                          SHARES        AMOUNT      CAPITAL     EARNINGS        (LOSS)        TOTAL
                                                ------        ------     ----------   --------     -------------    ------
BALANCE, DECEMBER 31, 2001                      158,000   $         2  $     1,618  $     2,096  $       (22) $     3,694

Net income for the period                                                                   138                       138

Comprehensive income, net of tax                                                                          63           63
                                                                                                               ----------

Comprehensive income                                                                                                  201
                                                                                                               ----------

Cash dividend ($1.00 per share)                                                            (158)                     (158)
                                               --------   -----------  -----------  ------------  ----------   ----------

BALANCE, JUNE 30, 2002                          158,000   $         2  $     1,618  $     2,076  $        41  $     3,737
                                               ========   ===========  ===========  ===========  ===========  ===========

BALANCE, DECEMBER 31, 2002                      158,000   $         2  $     1,618  $     2,260  $        67  $     3,947

Net income for the period                                                                   134                       134

Comprehensive income, net of tax                                                                         (12)         (12)
                                                                                                              -----------

Comprehensive income                                                                                                  122
                                                                                                              -----------

Cash dividend ($1.00 per share)                                                            (158)                     (158)
                                               --------   -----------  -----------  ------------  ----------   ----------

BALANCE, JUNE 30, 2003                          158,000   $         2  $     1,618  $     2,236  $        55  $     3,911
                                               ========   ===========  ===========  ===========  ===========  ===========

               See notes to consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                        ---------------------------------
(Dollars in thousands)                                                                       2003               2002
                                                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $         134       $         138
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation                                                                                40                  36
       Provision for loan losses                                                                   42                  34
       Gain on sales of securities available-for-sale                                             (20)                 -
       (Increase) decrease in other assets                                                        (39)                 64
       Increase (decrease) in other liabilities                                                   (35)                 18
                                                                                        -------------       -------------
         Net cash provided by operating activities                                                122                 290
                                                                                        -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in federal funds sold                                                                 586                 440
   Proceeds from maturities of securities held-to-maturity                                         80                  76
   Proceeds from sales of investment securities available-for-sale                                835               3,811
   Proceeds from calls and maturities of securities available-for-sale                          2,172                  -
   Purchase of investment securities available-for-sale                                        (5,095)             (1,500)
   Net increase in loans                                                                         (590)             (1,002)
   Purchase of equipment                                                                           (2)                 (8)
                                                                                        -------------       -------------
         Net cash provided (used) by investing activities                                      (2,014)              1,817
                                                                                        -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                                                  2,118                (729)
   Cash dividends paid                                                                           (158)               (158)
                                                                                        -------------       -------------
         Net cash provided (used) for financing activities                                      1,960                (887)
                                                                                        -------------       -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          68               1,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  1,144                 315
                                                                                        -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $       1,212       $       1,535
                                                                                        =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (decrease) in net unrealized gains on securities
     available-for-sale                                                                 $         (12)      $          63
                                                                                        =============       =============
CASH PAID FOR
   Interest                                                                             $         190       $         252
                                                                                        =============       =============
   Income taxes                                                                         $          76       $          71
                                                                                        =============       =============

               See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2002 Annual Report of Darlington County Bancshares, Inc. Results of operations for the six months ending June 30, 2003 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003

The Company's net income for the six months ended June 30, 2003 was $134,000 or $0.84 per share as compared to $138,000 or $0.87 per share for the six months ended June 30, 2002.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $681,000 and $667,000 for the six months ended June 30, 2003 and 2002, respectively.

Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Average interest-earning assets for the second quarter of 2003 increased by $686,717 or 2.39% over the same period in 2002, while average interest-bearing liabilities increased by $372,860 or 1.66% comparing the second quarter of 2003 with the second quarter of 2002.

                                                                         AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                                  SIX MONTHS ENDED JUNE 30, 2003
                                                              ------------------------------------------------------------
                                                                     AVERAGE               INCOME/            ANNUALIZED
                                                                     BALANCE               EXPENSE            YIELD/RATE
                                                              ---------------       ---------------           -----------
   Federal funds sold                                         $     3,461,084       $        20,000                 1.16%
   Investment securities                                            6,825,556               134,000                 3.90%
   Loans                                                           19,075,162               713,000                 7.48%
                                                              ---------------       ---------------
     Total earning assets                                     $    29,361,802               867,000                 5.91%
                                                              ===============
     Total interest bearing liabilities                       $    22,896,171               186,000                 1.62%
                                                              ===============       ---------------        --------------
   Net interest spread                                                                                              4.29%
   Net interest income/margin                                                       $       681,000                 4.64%
                                                                                    ===============        ==============


                                                                         AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                                    SIX MONTHS ENDED JUNE 30, 2002
                                                              -----------------------------------------------------------
                                                                     AVERAGE               INCOME/            ANNUALIZED
                                                                     BALANCE               EXPENSE            YIELD/RATE
                                                              ---------------       ---------------          ------------
   Federal funds sold                                         $     1,987,906       $        16,000                 1.61%
   Investment securities                                            8,987,941               210,000                 4.67%
   Loans                                                           17,699,238               692,000                 7.82%
                                                              ---------------       ---------------
     Total earning assets                                     $    28,675,085               918,000                 6.40%
                                                              ===============
     Total interest bearing liabilities                       $    22,523,311               251,000                 2.22%
                                                              ===============       ---------------          ------------
   Net interest spread                                                                                              4.18%
   Net interest income/margin                                                       $       667,000                 4.65%
                                                                                    ===============          ============

As reflected above, for the six months of 2003 the average yield on earning assets amounts amounted to 5.91%, while the average cost of interest-bearing liabilities was 1.62%. For the same period of 2002, the average yield on earning assets was 6.40% and the average cost of interest-bearing liabilities was 2.22%. The decrease in the yield on earning assets is attributable to a decrease in the yield on all interest earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended June 30, 2003 was 4.64% and for 2002 was 4.65%.

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2003 and 2002 was $193,000 and $182,000, respectively. Noninterest income increased due to gains on sales of securities which totaled $20,000 for the six months ended June 30, 2003. There were no gains on sales of securities during the six months ended June 30, 2002. Service charges on deposit accounts decreased $12,000 or 6.90% to $162,000 when comparing the six months ended June 30, 2003 to 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

NONINTEREST EXPENSES

Noninterest expenses for the six months ended June 30, 2003 and 2002 was $633,000 and $605,000, respectively. Noninterest expenses increased due to increases in salaries and employee benefits expense, occupancy expense and furniture and fixtures expense net of a decrease in other operating expenses. These increases were due to the normal growth of the Bank.

PROVISION FOR LOAN LOSSES

The allowance for loan losses was 0.95% of loans, as of June 30, 2003 compared to 1.08% at December 31, 2002. The provision for loan losses was $42,000 and $34,000 for the six months ended June 30, 2003 and 2002, respectively.
Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2003 to meet presently known and inherent risks in the loan portfolio.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003

The Company's net income for the second quarter of 2003 was $77,000 or $0.48 per share compared to $75,000 or $0.48 per share for the second quarter of 2002.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $342,000 and $343,000 for the quarters ended June 30, 2003 and 2002, respectively.

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2003 and 2002 were $107,000 and $97,000, respectively. Noninterest income increased due to gains on sales of securities of $20,000. Service charges on deposit accounts decreased from $92,000 for the three months ended June 30, 2002 to $81,000 for the same period in 2003.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended June 30, 2003 and 2002 were $311,000 and $305,000, respectively. Noninterest expenses increased due to increased salaries and employee benefits expense, occupancy expense, and furniture and fixtures expense net of a decrease in other operating expenses. These increases were due to the normal growth of the Bank.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $24,000 and $18,000 for the three months ended June 30, 2003 and 2002, respectively. Management increased its provision during the quarter due to the declining economy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

FINANCIAL CONDITION

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Bank's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Management believes that the Company's liquidity sources are adequate to meet its operating needs. However, we have approximately $2,500,000 of unused lines of credit to purchase federal funds should additional funding sources be needed.

OFF-BALANCE SHEET RISK

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $3,706,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

INVESTMENT SECURITIES

Total investment securities increased $2,010,000 during the first six months of 2003. This increase was due to an increase in securities available for sale of $2,090,000. Excess funds generated from deposit growth were invested in securities available for sale.

LOANS

Loans increased slightly during the first six months of 2003. Net loans increased $548,000, or 2.91%, during the period. As shown below, the main components of growth in the loan portfolio were commercial and industrial loans which increased 9.29%, or $353,000, and real estate-construction which increased $354,000, or 4.84%, from December 31, 2002 to June 30, 2003. Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

                                              JUNE 30,             DECEMBER 31,
                                                2003                   2002
                                          ---------------       ---------------
     Real estate - construction           $     1,086,000       $       732,000
     Real estate - mortgage                     8,344,000             8,714,000
     Commercial and industrial                  4,150,000             3,797,000
     Agriculture                                  982,000             1,034,000
     Consumer and other                         4,980,000             4,738,000
                                          ---------------       ---------------
                                          $    19,542,000       $    19,015,000
                                          ===============       ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

CAPITAL RESOURCES

The capital base for the Company decreased by $36,000 during the first six months of 2003. This net change includes an increase to equity for net income of $134,000 offset by a decrease in unrealized gains on investment securities of $12,000 and cash dividends paid of $158,000.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of June 30, 2003, the Bank exceeds the capital requirement levels that are to be maintained.


                                                                              WELL CAPITALIZED       ADEQUATELY CAPITALIZED
                                                         ACTUAL                  REQUIREMENT                REQUIREMENT
                                                   ------------------        ------------------      -----------------------
                                                   AMOUNT       RATIO        AMOUNT       RATIO        AMOUNT        RATIO

  Total capital (to risk-weighted assets)      $   4,013        18.60%   $   2,157        10.00%   $    1,726      8.00%

  Tier 1 capital (to risk weighted assets)     $   3,828        17.74%   $   1,294         6.00%   $      863      4.00%

  Tier 1 capital (to average assets)           $   3,828        11.98%   $   1,598         5.00%   $    1,278      4.00%


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2003, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148, which had no impact on our financial condition or operating results.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our financial condition or operating results.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and
(2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. We have not determined the effect on our financial condition or operating results related to the adoption of this proposed SOP, but such effect would most likely be material.


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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting of Darlington County Bancshares, Inc. was held on April 22, 2003. Of the 158,000 outstanding shares, 93,704 were either voted in person or by proxy. At the meeting the following directors were elected for three-year terms:

                                                      NUMBER OF VOTES         NUMBER OF VOTES            NUMBER OF VOTES
                                                            FOR                   AGAINST                    ABSTAINED
                                                      ---------------         ----------------           ----------------

Hubert C. Baker                                           93,204                         -                        500

G. Clyde Scott                                            93,204                         -                        500

Eugene A. Vaughan                                         93,204                         -                        500

Henry M. Funderburk, III                                  93,204                         -                        500

The Company has a "staggered" board of directors, and the following directors continued in office after the meeting: W. Edwin Dargan, Albert L. James, III, W.B. McCown, III, Raymond Galloway, R.E. Goodson, Sr. and Charles G. Howard.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibit 31.1    Certification  of  CEO  Pursuant  to  Section  302  of  the
                     Sarbanes-Oxley Act of 2002

    Exhibit 31.2    Certification   of  CFO  Pursuant  to  Section  302  of  the
                    Sarbanes-Oxley Act of 2002

    Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DARLINGTON COUNTY BANCSHARES, INC.
Name of Bank


By:  /s/ W. B. McCown, III                         Date: August 12, 2003
     -------------------------------
     W. B. McCown, III, President and
     Chief Executive Officer


By:  /s/ Henry M. Funderburk                       Date: August 12, 2003
     --------------------------------
     Henry M. Funderburk
     Executive Vice President
     and Chief Financial Officer