Form 10QSB
period 2003-09-30
DARLINGTON COUNTY BANCSHARES INC
filed 2003-11-12
CIK 1109299

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

      X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   -------          OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -------
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FDIC Certificate Number: 26588-8


                       DARLINGTON COUNTY BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

              South Carolina                          57-0805621
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)               Identification No.)

                                202 CASHUA STREET
                        DARLINGTON, SOUTH CAROLINA 29532
                         (Address of principal executive
                          offices, including zip code)

                                 (843) 656-5000
                (Issuer's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    NO
                                    ---

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     158,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF OCTOBER 31, 2003

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


                       DARLINGTON COUNTY BANCSHARES, INC.


                                      INDEX


PART I. - FINANCIAL INFORMATION                                                                                    PAGE NO.
-------------------------------                                                                                    --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002.................................3

         Condensed Consolidated Statements of Operations -
           Nine months ended September 30, 2003 and 2002 and three months ended September 30, 2003 and 2002...............4

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2003 and 2002..................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002..................6

         Notes to Condensed Consolidated Financial Statements.............................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................8-13

Item 3.  Controls and Procedures.........................................................................................13

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................................................14

         (a)  Exhibits...................................................................................................14

         (b)  Reports....................................................................................................14



                       DARLINGTON COUNTY BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                               2003               2002
                                                                                          --------------      -------------
(Dollars in thousands)                                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                                $        1,386      $       1,144
   Federal funds sold                                                                              4,805              2,386
                                                                                          --------------      -------------
     Total cash and cash equivalents                                                               6,191              3,530
                                                                                          --------------      -------------
Securities available-for-sale                                                                      8,350              5,905
Securities held-to-maturity                                                                           86                641
Nonmarketable equity securities                                                                       50                 50
                                                                                          --------------      -------------
     Total investment securities                                                                   8,486              6,596
                                                                                          --------------      -------------
Loans                                                                                             20,656             19,015
Less allowance for loan losses                                                                       196                206
                                                                                          --------------      -------------
     Loans, net                                                                                   20,460             18,809
Premises and equipment, net                                                                          959              1,003
Accrued interest receivable                                                                          243                282
Other assets                                                                                          92                 47
                                                                                          --------------      -------------
     Total assets                                                                         $       36,431      $      30,267
                                                                                          ==============      =============
LIABILITIES
Deposits
   Demand                                                                                 $        5,345      $       4,607
   Savings and NOW                                                                                21,114             15,252
   Other time deposits                                                                             6,052              6,345
                                                                                          --------------      -------------
     Total deposits                                                                               32,511             26,204
Accrued interest payable                                                                              25                 29
Other liabilities                                                                                     97                 87
                                                                                          --------------      -------------
     Total Liabilities                                                                            32,633             26,320
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 1,000,000 shares authorized, 158,000 shares issued and outstanding at September 30, 2003
   and December 31, 2002                                                                               2                  2
Capital in excess of par value of stock                                                            1,618              1,618
Retained earnings                                                                                  2,290              2,260
Accumulated other comprehensive income (loss)                                                       (112)                67
                                                                                          --------------      -------------
     Total stockholders' equity                                                                    3,798              3,947
                                                                                          --------------      -------------
     Total liabilities and stockholders' equity                                           $       36,431      $      30,267
                                                                                          ==============      =============

                                   See notes to consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED             THREE MONTHS ENDED
(Dollars in thousands)                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                --------------------------     --------------------------
                                                                   2003           2002            2003           2002
                                                                -----------     ----------     -----------    -----------
INTEREST INCOME:
   Loans, including fees                                        $     1,090     $    1,055     $       377    $       363
   Investment securities:
     Taxable                                                            184            272              63             78
     Nontaxable                                                          20             22               7              7
     Nonmarketable equity securities                                     -               1              -              -
   Federal funds sold                                                    27             22               7              6
                                                                -----------     ----------     -----------    -----------
       Total interest income                                          1,321          1,372             454            454
                                                                -----------     ----------     -----------    -----------
INTEREST EXPENSE:
   Deposits                                                             284            361              98            110
                                                                -----------     ----------     -----------    -----------
       Total interest expense                                           284            361              98            110
                                                                -----------     ----------     -----------    -----------
NET INTEREST INCOME                                                   1,037          1,011             356            344
Provision for loan losses                                                72             52              30             18
                                                                -----------     ----------     -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     965            959             326            326
                                                                -----------     ----------     -----------    -----------
NONINTEREST INCOME:
   Service charges on deposit accounts                                  240            268              78             94
   Gains on sales of securities available-for-sale                       20             -               -              -
   Other service charges, commissions and fees                           17             20               6             12
                                                                -----------     ----------     -----------    -----------
       Total                                                            277            288              84            106
                                                                -----------     ----------     -----------    -----------
NONINTEREST EXPENSES:
   Salaries and employee benefits                                       539            486             183            165
   Net occupancy expense                                                 62             55              21             19
   Furniture and equipment expense                                       83             62              29             22
   Other operating expenses                                             276            314              94             92
                                                                -----------     ----------     -----------    -----------
       Total                                                            960            917             327            298
                                                                -----------     ----------     -----------    -----------
INCOME BEFORE INCOME TAXES                                              282            330              83            134
Income tax provision                                                     94            109              29             37
                                                                -----------     ----------     -----------    -----------
NET INCOME                                                      $       188     $      221     $        54    $        97
                                                                ===========     ==========     ===========    ===========
PER SHARE
AVERAGE SHARES OUTSTANDING                                          158,000        158,000         158,000        158,000
                                                                ===========     ==========     ===========    ===========
NET INCOME                                                      $      1.19     $     1.40     $      0.34    $      0.61
                                                                ===========     ==========     ===========    ===========
DIVIDENDS PAID                                                  $      1.00     $     1.00     $      1.00    $      1.00
                                                                ===========     ==========     ===========    ===========


                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                              (UNAUDITED)

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                                     COMPRE-
                                                   COMMON STOCK         ADDITIONAL                   HENSIVE
                                            -------------------------     PAID-IN     RETAINED       INCOME
(Dollars in thousands)                          SHARES        AMOUNT      CAPITAL     EARNINGS       (LOSS)        TOTAL
                                            -----------   -----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2001                      158,000   $         2  $     1,618  $     2,096  $       (22) $     3,694

Net income for the period                                                                   221                       221

Comprehensive income, net of tax                                                                          95           95
                                                                                                              -----------

Comprehensive income                                                                                                  316
                                                                                                              -----------

Cash dividend ($1.00 per share)                                                            (158)                     (158)
                                            -----------   -----------  -----------  -----------  -----------  -----------

BALANCE, SEPTEMBER 30, 2002                     158,000   $         2  $     1,618  $     2,159  $        73  $     3,852
                                            ===========   ===========  ===========  ===========  ===========  ===========


BALANCE, DECEMBER 31, 2002                      158,000   $         2  $     1,618  $     2,260  $        67  $     3,947

Net income for the period                                                                   188                       188

Comprehensive income, net of tax                                                                        (179)        (179)
                                                                                                              -----------

Comprehensive income                                                                                                    9
                                                                                                              -----------

Cash dividend ($1.00 per share)                                                            (158)                     (158)
                                            -----------   -----------  -----------  -----------  -----------  -----------

BALANCE, SEPTEMBER 30, 2003                     158,000   $         2  $     1,618  $     2,290  $      (112) $     3,798
                                            ===========   ===========  ===========  ===========  ===========  ===========



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                        ---------------------------------
(Dollars in thousands)                                                                       2003                2002
                                                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $         188       $         221
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation                                                                                61                  53
       Provision for loan losses                                                                   72                  52
       Amortization less accretion on investments                                                  31                  -
       Gain on sales of securities available-for-sale                                             (16)                 -
       (Increase) decrease in other assets                                                       (103)                 54
       Increase (decrease) in other liabilities                                                    75                  90
                                                                                        -------------       -------------
         Net cash provided by operating activities                                                308                 470
                                                                                        -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in federal funds sold                                                   (2,419)              2,146
   Proceeds from maturities of securities held-to-maturity                                        560                  77
   Proceeds from sales of investment securities available-for-sale                                835                  -
   Proceeds from calls and maturities of securities available-for-sale                          3,794                 894
   Purchase of investment securities available-for-sale                                        (7,245)             (3,602)
   Net increase in loans                                                                       (1,723)              1,502
   Purchase of equipment                                                                          (17)                 45
                                                                                        -------------       -------------
         Net cash provided (used) by investing activities                                      (6,215)              1,062
                                                                                        -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                                                  6,307                (778)
   Cash dividends paid                                                                           (158)               (158)
                                                                                        -------------       -------------
         Net cash provided (used) for financing activities                                      6,149                (936)
                                                                                        -------------       -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         242                 596
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  1,144                 315
                                                                                        -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $       1,386       $         911
                                                                                        =============       =============
CASH PAID FOR
   Interest                                                                             $         288       $         361
                                                                                        =============       =============
   Income taxes                                                                         $         113       $         109
                                                                                        =============       =============

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

NOTE 2 - NET INCOME PER SHARE

Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Company does not have any instruments which are dilutive; therefore, only basic net income per share of common stock is presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2002 Annual Report of Darlington County Bancshares, Inc. Results of operations for the nine months ending September 30, 2003 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company's net income for the nine months ended September 30, 2003 was $188,000 or $1.19 per share as compared to $221,000 or $1.40 per share for the nine months ended September 30, 2002.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $1,037,000 and $1,011,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase was attributable to an increase in the volume of earning assets.

Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Average interest-earning assets during the nine months ended September 30, 2003 increased by 1,826,919 or 6.45% over the same period in 2002, while average interest-bearing liabilities increased by $1,440,056 or 6.52% comparing the nine months of 2003 with the nine months of 2002.

                                                                   AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                              -----------------------------------------------------------
                                                                     AVERAGE               INCOME/            ANNUALIZED
                                                                     BALANCE               EXPENSE            YIELD/RATE
                                                              ---------------       ---------------        --------------
   Federal funds sold                                         $     3,343,217       $        27,000                 1.08%
   Investment securities                                            7,248,599               204,000                 3.73%
   Loans                                                           19,557,982             1,090,000                 7.43%
                                                              ---------------       ---------------
     Total earning assets                                     $    30,149,798             1,321,000                 5.83%
                                                              ===============
     Total interest bearing liabilities                       $    23,541,398               284,000                 1.61%
                                                              ===============       ---------------       --------------
   Net interest spread                                                                                              4.22%
   Net interest income/margin                                                       $     1,037,000                 4.25%
                                                                                    ===============       ==============


                                                                   AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                          NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                              -----------------------------------------------------------
                                                                     AVERAGE               INCOME/            ANNUALIZED
                                                                     BALANCE               EXPENSE            YIELD/RATE
                                                              ---------------       ---------------         -------------
   Federal funds sold                                         $     1,738,432       $        22,000                 1.69%
   Investment securities                                            8,590,285               295,000                 4.56%
   Loans                                                           17,994,162             1,055,000                 7.82%
                                                              ---------------       ---------------
     Total earning assets                                     $    28,322,879             1,372,000                 6.45%
                                                              ===============
     Total interest bearing liabilities                       $    22,101,342               361,000                 1.63%
                                                              ===============       ---------------       --------------
   Net interest spread                                                                                              4.82%
   Net interest income/margin                                                       $     1,011,000                 4.75%
                                                                                    ===============       ==============


As reflected above, for the nine months of 2003 the average yield on earning assets amounts amounted to 5.83%, while the average cost of interest-bearing liabilities was 1.61%. For the same period of 2002, the average yield on earning assets was 6.45% and the average cost of interest-bearing liabilities was 1.63%. The decrease in the yield on earning assets is attributable to a decrease in the yield on all interest earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended September 30, 2003 was, 4.25% and for 2002 was 4.75%.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2003 and 2002 was $277,000 and $288,000, respectively. Service charges on deposit accounts decreased $28,000 or 10.45% to $240,000 when comparing the nine months ended September 30, 2003 to 2002. Other service charges, commissions and fees also decreased $3,000 or 15.0% when comparing the nine months ended September 30, 2003 to 2002. These decreases were offset by gains on sales of securities available for sale that totaled $20,000 for the nine months ended September 30, 2003. There were no gains on sales of securities during the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

NONINTEREST EXPENSES

Noninterest expenses for the nine months ended September 30, 2003 and 2002 was $960,000 and $917,000, respectively. Noninterest expenses increased due to increases in salaries and employee benefits expense, occupancy expense and furniture and fixtures expense net of a decrease in other operating expenses. These increases were due to the normal growth of the Bank.

PROVISION FOR LOAN LOSSES

The allowance for loan losses was 0.95% of loans, as of September 30, 2003 compared to 1.08% at December 31, 2002. The provision for loan losses was $72,000 and $52,000 for the nine months ended September 30, 2003 and 2002, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2003 to meet presently known and inherent risks in the loan portfolio.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003

The Company's net income for the third quarter of 2003 was $54,000 or $0.34 per share compared to $97,000 or $0.61 per share for the third quarter of 2002.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $356,000 and $344,000 for the quarters ended September 30, 2003 and 2002, respectively.

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 2003 and 2002 were $84,000 and $106,000, respectively. Noninterest income decreased due to a decrease in service charges on deposit accounts from $94,000 for the three months ended September 30, 2002 to $78,000 for the same period in 2003 and a $6,000 decrease in other service charges, commissions and fees.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended September 30, 2003 and 2002 were $327,000 and $298,000, respectively. Noninterest expenses increased due to increased salaries and employee benefits expense, occupancy expense, furniture and fixtures expense and other operating expenses. These increases were due to the normal growth of the Bank.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $30,000 and $18,000 for the three months ended September 30, 2003 and 2002, respectively. Management increased its provision during the quarter due to the declining economy.

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

OFF-BALANCE SHEET RISK

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $4,446,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

INVESTMENT SECURITIES

Total investment securities increased $1,890,000 during the first nine months of 2003. This increase was due to an increase in securities available for sale of $2,445,000, net of a decrease in securities held-to-maturity of $555,000. A portion of excess funds generated from deposit growth were invested in securities available for sale.

LOANS

Loans increased slightly during the first nine months of 2003. Net loans increased $1,641,000, or 8.63%, during the period. As shown below, the main components of growth in the loan portfolio were consumer and other loans which increased 11.04%, or $523,000, and real estate-construction which increased $531,000, or 72.54%, from December 31, 2002 to September 30, 2003. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                            2003                  2002
                                                                                  ---------------       ---------------
     Real estate - construction                                                   $     1,263,000       $       732,000
     Real estate - mortgage                                                             8,892,000             8,714,000
     Commercial and industrial                                                          4,227,000             3,797,000
     Agriculture                                                                        1,013,000             1,034,000
     Consumer and other                                                                 5,261,000             4,738,000
                                                                                  ---------------       ---------------
                                                                                  $    20,656,000       $    19,015,000
                                                                                  ===============       ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

DEPOSITS

Total deposits increased $6,307,000 or 24.07% to $32,511,000 during the first nine months of 2003. The largest increase was in money market accounts which increased $3,179,000 to $9,403,000 at September 30, 2003. We offer a higher interest rate on money market accounts than do our competitors.

CAPITAL RESOURCES

The capital base for the Company decreased by $149,000 during the first nine months of 2003. This net change includes an increase to equity for net income of $188,000 offset by a decrease in unrealized gains on investment securities of $179,000 and cash dividends paid of $158,000.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of September 30, 2003, the Bank exceeds the capital requirement levels that are to be maintained.


                                                                            WELL CAPITALIZED      ADEQUATELY CAPITALIZED
                                                        ACTUAL                 REQUIREMENT              REQUIREMENT
                                               -----------------------   ----------------------    ---------------------
                                                  AMOUNT       RATIO        AMOUNT        RATIO      AMOUNT       RATIO
                                               -----------------------   ----------------------    ---------------------

  Total capital (to risk-weighted assets)      $   4,056        16.88%   $   2,403        10.00%   $    1,922      8.00%

  Tier 1 capital (to risk weighted assets)     $   3,860        16.06%   $   1,442         6.00%   $      961      4.00%

  Tier 1 capital (to average assets)           $   3,860        11.38%   $   1,696         5.00%   $    1,357      4.00%

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our financial condition or operating results.

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

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Allowance for Credit Losses." The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, "Accounting for Contingencies," and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. We have not determined the effect on our financial condition or operating results related to the adoption of this proposed SOP, but such effect would most likely be material.


ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of September 30, 2003, and, based on such evaluation, our chief executive officer and chief financial officer concluded that such controls and procedures were effective as of September 30, 2003.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits

     31.1   Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2   Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2   Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on 8-K - No reports on 8-K were filed during the quarter ended September 30, 2003.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DARLINGTON COUNTY BANCSHARES, INC.
Name of Bank


By:  /s/W. B. McCown, III                                              Date: November 10, 2003
     ---------------------------------------------
     W. B. McCown, III, President and Chief Executive Officer


By:  /s/ Henry M. Funderburk                                           Date: November 10, 2003
     ---------------------------------------------
     Henry M. Funderburk
     Executive Vice President
     and Chief Financial Officer