Form 10KSB
period 2003-12-31
DARLINGTON COUNTY BANCSHARES INC
filed 2004-03-24
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-KSB

                 Annual Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

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

                     202 CASHUA STREET, DARLINGTON, SC 29532
                     ----------------------------------------
           (Address of Principal Executive Office, Including Zip Code)

       Registrant's Telephone Number, Including Area Code: (843) 395-1956

         Securities Registered under Section 12(b) of the Exchange Act :
                                      NONE
                                      ----

         Securities Registered under Section 12(g) of the Exchange Act :
                          COMMON STOCK. $.01 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]      No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $2,133,533.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant (135,472 shares) has not been determined. As of such date, no organized trading market existed for the common stock of the Registrant. For the purpose of this response, officers, directors and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 15, 2003: 158,000 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

         Transitional Small Business Disclosure Format Yes [ ] No [ X ]

                           DARLINGTON BANCSHARES, INC.

                           FORWARD LOOKING STATEMENTS

From time to time, Darlington County Bancshares, Inc. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following:

     o    risks from changes in economic and industry conditions;

     o    changes in interest rates;

     o risks inherent in making loans including repayment risks and value of collateral;

     o    dependence on senior management; and

     o    recently-enacted or proposed legislation.

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

Such forward-looking statements speak only of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS
                                     GENERAL

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

Darlington County Bank was incorporated under the laws of South Carolina and began operations on March 10, 1986 as a community bank.

The Company's principal offices are located at 202 Cashua Street, Darlington, South Carolina 29532. The Company's telephone number is (843) 395-1956. The Bank's sole branch is also located in this facility.

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

The Company's significant accounting policies are included throughout the following discussion and are summarized in Note 1 of the Company's 2003 consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.

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

                               NET INTEREST INCOME

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES. The following tables set forth, for the periods indicated, certain information related to the Bank's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances throughout the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                                                                   FOR THE YEAR ENDED
                                           -----------------------------------------------------------------------
                                                 DECEMBER 31, 2003                       DECEMBER 31, 2002
                                           -------------------------------      ----------------------------------
                                           AVERAGE    INCOME/      YIELD/       AVERAGE      INCOME/        YIELD/
(Dollars in thousands)                     BALANCE    EXPENSE       RATE        BALANCE      EXPENSE         RATE
                                           -------    -------      ------       -------      -------        ------
ASSETS:
   Earning Assets:
     Loans (1)                           $   19,883  $   1,454       7.31%   $    18,468  $     1,428       7.73%
     Securities, taxable                      7,771        276       3.55          7,566          340       4.49
     Securities, nontaxable                     416         21       5.04            667           29       4.35
     Federal funds sold and other             2,991         31       1.04          1,822           29       1.59
                                         ----------  ---------     ------    -----------  -----------     ------
       Total earning assets                  31,061      1,782       5.74         28,523        1,826       6.40
                                         ----------  ---------     ------    -----------  -----------     ------
   Cash and due from banks                    1,057                                1,064
   Premises and equipment                       973                                1,035
   Other, less reserve for loan losses          190                                  208
                                         ----------                          -----------
       Total assets                      $   33,281                          $    30,830
                                         ==========                          ===========

LIABILITIES:
   Interest-Bearing Liabilities:
     Savings deposits                    $    2,305  $      25       1.08%   $     2,351  $        41       1.74%
     Time deposits                            6,109        121       1.98          7,680          209       2.72
     NOW and money market                    15,851        228       1.44         12,120          219       1.81
                                         ----------  ---------     ------    -----------  -----------     ------
       Total interest-bearing liabilities    24,265        374       1.54         22,151          469       2.12
                                         ----------  ---------     ------    -----------  -----------     ------
   Demand deposits                            5,012                                4,789
   Accrued interest and other liabilities       148                                  143
   Stockholders' equity                       3,856                                3,747
                                         ----------                          -----------
       Total liabilities and shareholders'
           equity                        $   33,281                          $    30,830
                                         ==========                          ===========
Net interest spread                                                  4.20%                                  4.28%
Net interest income                                 $    1,408                            $     1,357
                                                                                          ===========
Net interest margin                                                  4.53%                                  4.76%

(1) The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.

                       DARLINGTON COUNTY BANCSHARES, INC.

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

Net interest income in 2003 increased $50,658 or 3.73% from net interest income in 2002. The increase was primarily a result of lower rates on deposit accounts. Interest income in 2003 decreased $42,807 or 2.34% from the corresponding amount earned in 2002. Interest expense in 2003 decreased $93,465 or 19.97% from the amount paid in 2002. The net interest margin decreased to 4.53% in 2003 from 4.76% in 2002.

ANALYSIS OF CHANGES IN NET INTEREST INCOME. The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2003 to 2002.

                                                                             2003 COMPARED WITH 2002
                                                                -----------------------------------------------
                                                                                      VARIANCE
                                                                                        DUE TO
  (Dollars in thousands)                                           VOLUME(1)           RATE(1)            TOTAL
                                                                   ---------          ---------           -----
  EARNING ASSETS
  Loans                                                         $         106     $         (80)   $          26
  Securities, taxable                                                       9               (73)             (64)
  Securities, nontaxable                                                  (12)                5               (7)
  Federal funds sold and other                                             14               (11)               3
                                                                -------------     -------------    -------------
      Total interest income                                               117              (159)             (42)
  INTEREST-BEARING LIABILITIES
  Interest-bearing deposits:
    Savings                                                                (1)              (14)             (15)
    NOW and money market                                                   60               (51)               9
    Time deposits                                                         (38)              (49)             (87)
                                                                -------------     -------------    -------------
      Total interest-bearing liabilities                                   21              (114)             (93)
                                                                -------------     -------------    -------------
      Net interest income                                       $          96     $         (45)   $          51
                                                                =============     =============    =============

(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

                                 LOAN PORTFOLIO

The Bank engages in a full complement of lending activities, including commercial, consumer, installment and real estate loans.

Commercial loans are spread across various industry groups, with no single industry accounting for a significant amount of the portfolio. Commercial loans are made on either a secured or unsecured basis. When taken, security consists of liens on real property, inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to net worth ratios. At December 31, 2003, approximately $1,410,694 of loans were unsecured.

Consumer  loans are  primarily  secured  installment  loans to  individuals  for
personal,  family  and  household  purposes,   including  automobile  loans  and
pre-approved lines of credit.

                       DARLINGTON COUNTY BANCSHARES, INC.

Management believes that the loan portfolio is adequately diversified. There are no foreign loans in the portfolio. The following table presents the major categories of loans in the Bank's loan portfolio and total amount of all loans at December 31, 2003 and 2002:

    (Dollars in thousands)                           2003           2002
                                                     ----           ----
    Real estate - mortgage                         $    9,511    $    8,714
    Real estate - construction                          1,231           732
    Commercial and industrial                           3,755         3,797
    Loans to individuals for household, family
      and other consumer expenditures                   3,955         4,001
    Agriculture                                           931         1,034
    All other loans, including overdrafts               1,139           719
    Deferred loan origination costs                        20            18
                                                   ----------    ----------
                                                   $   20,542    $   19,015
                                                   ==========    ==========

Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful. At December 31, 2003, and 2002 the Bank had approximately $71,097 and $58,800 in non-accruing loans, respectively.

With respect to the loans accounted for on a non-accrual basis, the gross interest income that would have been recorded if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination amounts to $5,731 for the year ended December 31, 2003 and $3,900 for the year ended December 31, 2002.

As of December 31, 2003, there were no loans classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

At December 31, 2003, management is not aware of any potential problem loans.

The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value a loan at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2003 and 2002 the Bank had no impaired loans.

                       DARLINGTON COUNTY BANCSHARES, INC.

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

On December 31, 2003 and 2002, the allowance for loan losses was $214,621 and $205,728, respectively. The ratio of the allowance for loan losses to loans outstanding was 1.04% at December 31, 2003 and 1.08% at December 31, 2002. During 2003, the Bank experienced net charge-offs of $99,107 compared to net charge-offs of $52,080 in the prior year.

The Bank made recoveries of loans previously charged off of $16,277 and $786 for the years ended December 31, 2003 and 2002, respectively.

The Bank made provisions for loan losses of approximately $108,000 and $70,000 for the years ended December 31, 2003 and 2002, respectively.

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

The following table summarizes changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance which have been charged to expense for the years ended December 31, 2003 and 2002.

                                                 2003             2002
                                                 ----             ----
     Balance at beginning of year          $    205,728     $     187,808
     Charge-offs
       Commercial and industrial                (25,384)          (12,000)
       Consumer                                 (90,000)          (40,866)
                                           ------------     -------------
         Total charge-offs                     (115,384)          (52,866)
                                           ------------     -------------
     Recoveries
       Commercial and industrial                  9,277                -
       Real estate                                   -                 -
       Consumer                                   7,000               786
                                           ------------     -------------
         Total recoveries                        16,277               786
                                           ------------     -------------
     Net charge-offs                            (99,107)          (52,080)
     Provision for loan losses                  108,000            70,000
                                           ------------     -------------
     Balance at end of year                $    214,621     $     205,728
                                           ============     =============

                       DARLINGTON COUNTY BANCSHARES, INC.

The following table presents the allocation of the allowance for loan losses at December 31, 2003 and 2002, based on the percentage of total loans in each category for the applicable year. Management does not segregate the allowance by category, and the entire allowance is available to absorb losses from all categories.

                                                2003                              2002
                                    ------------------------------    ----------------------------
                                                        PERCENT OF                      PERCENT OF
  (Dollars in thousands)                AMOUNT            TOTAL            AMOUNT         TOTAL
                                        ------          ----------         ------       ----------
  Commercial and industrial         $    39,276           18.30%      $     41,146        20.00%
  Real estate:
    Construction                         12,877            6.00              7,818          3.80
    Mortgage                             99,370           46.30             94,223         45.80
  Consumer                               63,098           29.40             62,541         30.40
                                    -----------          ------       ------------         -----
      Total                         $   214,621          100.0%       $    205,728         100.0%
                                    ===========          =====        ============         =====

Management considers the allowance for loan losses adequate to cover inherent losses on loans outstanding as of December 31, 2003. The determination of the allowance for loan losses using the Bank's procedures and methods is based upon judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Bank will not sustain losses which are sizeable in comparison to the amount reserved or that subsequent evaluation of the loan portfolio will not require changes to the allowance for loan losses. The allowance for loan losses is also subject to review by regulatory agencies through periodic examinations. Such examination could result in required changes to the allowance for loan losses.

INVESTMENTS

The Bank invests primarily in federal agency obligations and mortgage backed securities. Federal agency obligations are guaranteed by the United States.

The amortized cost and approximate fair value of investment securities, including maturities, are summarized at December 31 in the table below. Weighted-average yields on investment securities available for sale are based on amortized cost. The weighted-average yields on state, county and municipal securities are calculated on a fully taxable equivalent basis using a federal tax rate of 34.00%.

                                                       2003
                                          -------------------------------       WEIGHTED-
     (Dollars in thousands)                    AMORTIZED            FAIR        AVERAGE
                                                 COST              VALUE          YIELD
                                               ---------           -----        ----------
     AVAILABLE FOR SALE
     Federal agencies
       One to five years                  $        4,496    $       4,502           2.97%
                                          --------------    -------------          -----
     Mortgage backed
       One to five years                             886              880           2.84
       Five to ten years                           5,164            5,165           3.64
       After ten years                               522              517           4.30
                                          --------------    -------------          -----
                                                   6,572            6,562           3.58
                                          --------------    -------------          -----
         Total available for sale         $       11,068    $      11,064
                                          ==============    =============
     HELD TO MATURITY
     State, county and municipal
       Less than one year                 $           85    $          87           6.54
                                          --------------    -------------          -----
         Total held to maturity           $           85    $          87           6.54
                                          ==============    =============          =====

                       DARLINGTON COUNTY BANCSHARES, INC.

                                                       2002
                                          -------------------------------       WEIGHTED-
     (Dollars in thousands)                    AMORTIZED            FAIR        AVERAGE
                                                 COST              VALUE          YIELD
                                               ---------           -----        ----------
     AVAILABLE FOR SALE
     Federal agencies
       One to five years                  $        2,595    $       2,622           4.36%
                                          --------------    -------------          -----
     Mortgage backed
       Less than one year                            369              376           5.81
       Five to ten years                           1,488            1,503           4.05
       After ten years                             1,364            1,403           5.61
                                          --------------    -------------          -----
                                                   3,221            3,282           4.91
                                          --------------    -------------          -----
         Total available for sale         $        5,816    $       5,904
                                          ==============    =============
     HELD TO MATURITY
     State, county and municipal
       Less than one year                 $           80    $          81           6.39%
       One to five years                              87               90           6.50
       Five to ten years                             474              482           6.02
                                          --------------    -------------          -----
         Total held to maturity           $          641    $         653           6.13
                                          ==============    =============          =====

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on an average maturity life computation of the underlying collateral. The mortgage-backed securities may mature earlier than their average maturity lives because of principal prepayments.

Investment securities with an aggregate amortized cost of approximately $1,500,896 ($1,496,602 fair value) and $1,200,000 ($1,205,000 fair value) at
December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes.

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

The Bank's average interest-bearing deposits in 2003 were $24,265,000, compared to $22,151,000, in the prior year, an increase of $2,114,000 or 9.54%. The largest increase was in money market accounts as a result of us paying higher rates on these accounts than do our competitors. The Bank typically pays higher money market rates in order to maintain the deposit base at the desired level. Noninterest-bearing deposits increased from 2002 to 2003 primarily as a result of deposits made by a large customer in the fourth quarter of 2003.

                       DARLINGTON COUNTY BANCSHARES, INC.

The following tables presents, for the years ended December 31, 2003 and 2002, the average amount and average rate paid on each of the following deposit categories:

                                                     2003                           2002
                                        ------------------------------   ---------------------------
                                             AVERAGE        AVERAGE         AVERAGE       AVERAGE
   (Dollars in thousands)                     AMOUNT       RATE PAID         AMOUNT      RATE PAID
                                             -------       ---------        -------      ---------
   Noninterest-bearing deposits         $       5,012         0.00%      $     4,789        0.00%
   Interest-bearing deposits
     Savings deposits                           2,305         1.08             2,351        1.74
     NOW and money market                      15,851         1.44            12,117        1.81
     Time deposits                              6,109         1.98             7,680        2.72

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

At December 31, 2003 and 2002, certificates of deposit of $100,000 or more totaled $906,887 and $773,000, respectively. At December 31, 2003, approximately $430,635 matures within three months, and $349,902 matures over three through six months.
                           RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                  --------------------------
                                                   2003                2002
                                                   ----                ----
     Return on average total assets                 0.76%               1.04%
     Return on average stockholders' equity         6.59                8.57
     Cash dividend payout ratio                    62.10               49.19
     Average equity to average assets ratio        11.58               12.15

                                    DIVIDENDS

South Carolina banking regulations require that cash dividends paid to shareholders receive the prior written approval of the Commissioner of Banking. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. The Company paid a cash dividend of $1.00 per share in January 2003 to stockholders of record as of December 31, 2002. The Company paid a cash dividend of $1.00 per share in January 2002 to stockholders of record as of December 31, 2001.

                          EFFECTS OF REGULATORY ACTION

REGULATION OF THE BANK. The Bank is subject to examination by the South Carolina State Board of Financial Institutions. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, laws relating to consumer credit and laws relating the branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

                       DARLINGTON COUNTY BANCSHARES, INC.

The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the
Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes confidentiality requirements with respect to consumer financial records and the Electronic Funds Transfer Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

OTHER SAFETY AND SOUNDNESS REGULATIONS - PROMPT CORRECTIVE ACTION. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized, "adequately capitalized", "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

A bank that is "undercapitalized" becomes subject to provisions of the Federal Deposit Insurance Act. In such a case, the bank is restricted from paying capital distributions and management fees; the Federal Deposit Insurance Corporation ("FDIC") is required to monitor the condition of the bank; the bank is required to submit a capital restoration plan; growth of the bank's assets is restricted; and the bank must obtain prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payment of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps. At December 31, 2003, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action.

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

INTERSTATE BANKING. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1998, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

GRAMM-LEACH-BLILEY ACT. On November 12, 1999, the President signed the Gramm-Leach-Bliley Act (the "Act"), which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

Under provisions of the legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

                       DARLINGTON COUNTY BANCSHARES, INC.

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

LEGISLATIVE PROPOSALS. New proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

FISCAL AND MONETARY POLICY. Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

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

                       DARLINGTON COUNTY BANCSHARES, INC.

                                    EMPLOYEES

The Bank presently employs fourteen (14) full-time equivalent employees. Management believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate office is located at 202 Cashua Street, Darlington, South Carolina. The building also houses the Bank's branch facilities and central operations, including data processing and accounting.

The Company currently owns its building free and clear of any liens. The Company believes that its facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended December 31, 2003 to a vote of security holders of the Company.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the period covered by this report and to date, there has been no established trading market for the Company's stock, and one is not expected to develop in the near future.

As of March 15, 2004 the number of holders of record of the Company's common stock was 487.

In January 2003 and 2002, the Company paid dividends of $1.00 and $1.00 per share to the shareholders of record as of December 31, 2003 and 2002, respectively. State banking regulations restrict the amount of dividends that can be paid by the Bank to the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                     GENERAL

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the Company's consolidated financial statements and related notes filed with this report. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

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

                       DARLINGTON COUNTY BANCSHARES, INC.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the "Allowance for Loan Losses" sections above for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

                              RESULTS OF OPERATIONS

2003 COMPARED TO 2002

Net income for the year ended December 31, 2003 was $254,416 compared to 2002 net income of $321,229. The Company earned $1.61 per common share in 2003 compared to $2.03 per common share in 2002. The decrease in net interest income is mainly attributable to a lower net interest margin as a result of significant interest rate reductions during the year.

Net interest income, which is the difference between interest earned on the Company's interest earning assets and interest paid on interest bearing liabilities, was $1,408,448 for the year ended December 31, 2003 compared to $1,357,790 for the year ended December 31, 2002. Net interest income, which is the main driver of the Company's earnings increased $50,658 or 3.73%. Net interest income increased in 2003 primarily because the drop in average rates on interest bearing liabilities exceeded the drop in average rates on interest earning assets.

Average earning assets were $31,061,000 or 93.32% of total average assets as compared to $28,523,000 or 92.52% of total average assets in 2002. The primary types of earning assets are loans, investment securities and short-term investments. Loans comprised approximately 64.01% of the Bank's total earning assets, while investment securities comprised 26.37% and short-term investments 9.62% in 2003.

Average loans increased $1,415,000 or 7.66% during 2003. The increase in loans in 2003 was primarily due to rates which encouraged refinancings and other loan growth. The average yield on loans decreased 42 basis points to 7.31%.

Commercial and industrial loans comprised 18.28% of the loan portfolio as of December 31, 2003, compared to 19.97% in 2002. Loans secured by real estate comprised 52.30% of the portfolio as of December 31, 2003, compared to 49.68% as of December 31, 2002. Consumer and other loans comprised 29.33% and 30.26% of the portfolio at December 31, 2003 and 2002, respectively.

During 2003 interest expense on deposits was $374,529, a decrease of $93,465 from 2002. During the year, the Bank was unable to decrease the average rate paid on time deposits as quickly and by the same magnitude that rates decreased on interest earning assets. As a result, the interest rate spread declined from 4.28% in 2002 to 4.20% in 2003.

The amount of net loans charged off in 2003 was approximately $99,107 compared to approximately $52,080 in 2002. The ratio of net charge-offs to average loans, net of unearned income, for 2003 was 0.48% as compared to 0.28% in 2002.

Provision for loan losses in 2003 was approximately $108,000 and in 2002 was approximately $70,000. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.04% at December 31, 2003 and 1.08% at December 31, 2002. Loans greater than 90 days past due totaled $137,000 at December 31, 2003 compared to $188,000 at December 31, 2002. Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of December 31, 2003.

Non-interest income decreased $29,779 or 7.83% in 2003 to $350,556. Service charges on deposit accounts decreased $41,990 or 11.76% while other service charges and fees decreased $12,554 or 54.01% in 2003. The decrease in service charges on deposit accounts was primarily attributable to a decrease in overdraft charges, which decreased $41,990, or 11.76% from the prior year.

Non-interest expense increased $62,066, or 5.19%, to $1,257,682 in 2003. Salaries and employee benefits expense increased $22,352 or 3.37% to $685,596 in 2003. Furniture and equipment expense increased $27,689 or 28.83% from prior year. The increase was primarily due to depreciation expenses and service contracts associated with new equipment. Other operating expense increased $35,473 or 20.39% in 2003 primarily as a result of increased professional fees for outsourced internal audit and compliance services.

                       DARLINGTON COUNTY BANCSHARES, INC.

                         LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

The capital base for the Company increased by $27,399 during 2003. This is comprised of $254,416 of net income and a negative charge of $69,017 in unrealized losses on available for sale securities offset by $158,000 paid in dividends to stockholders. The Company's equity to asset ratio was 11.15% on December 31, 2003, as compared to 13.04% on December 31, 2002.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of December 31, 2003, the Bank exceeds the capital requirement levels that are to be maintained.

ANALYSIS OF CAPITAL AND CAPITAL RATIOS

     (Dollars in thousands)                                                     2003             2002
                                                                           -------------    -------------
     Tier 1 capital                                                        $       3,976    $       3,857
     Tier 2 capital                                                                  214              205
                                                                           -------------    -------------
       Total qualifying capital                                            $       4,190    $       4,062
                                                                           =============    =============

     Risk-adjusted total assets (including off-balance-sheet exposures)    $      23,950    $      20,665
                                                                           =============    =============

     Risk-based capital ratios:
       Tier 1 risk-based capital ratio                                             16.60%          18.66%
       Total risk-based capital ratio                                              17.49%          19.66%
       Tier 1 leverage ratio                                                       11.11%          12.51%

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

At December 31, 2003, the Bank has an unused line of credit to purchase Federal funds from an unrelated bank totaling $2,500,000. This line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw this line at its option.

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

The Bank's period and cumulative interest sensitivity positions which existed at year-end are as follows.

                       DARLINGTON COUNTY BANCSHARES, INC.

INTEREST SENSITIVITY ANALYSIS
                                                                                             GREATER
                                                     AFTER ONE    AFTER THREE                THAN ONE
                                          WITHIN       THROUGH      THROUGH      WITHIN      YEAR OR
  DECEMBER 31, 2003                          ONE        THREE       TWELVE          ONE         NON-
  (Dollars in thousands)                   MONTH       MONTHS       MONTHS         YEAR      SENSITIVE       TOTAL
                                          ------     ---------    -----------    ------     ----------      -------

  ASSETS
  Earning assets:
    Loans                               $   5,015    $   2,003    $   2,115     $  9,133     $ 11,409     $  20,542
    Securities                                 -            -            85           85       11,114        11,199
    Federal funds sold and other            1,368           -            -         1,368           -          1,368
                                        ---------    ---------    ---------     --------     --------     ---------
        Total earning assets                1,368        5,976        2,200       10,586       22,523        33,109
                                        ---------    ---------    ---------     --------     --------     ---------
  LIABILITIES
  Interest-bearing liabilities
    Interest-bearing deposits:
      Demand deposits                      17,355           -            -        17,355           -         17,355
      Savings deposits                      1,911           -            -         1,911           -          1,911
      Time deposits                           687        1,527        3,634        5,848           80         5,928
                                        ---------    ---------    ---------     --------     --------     ---------
        Total interest-bearing deposits    19,953        1,527        3,634       25,114           80        25,194
        Total interest-bearing
           liabilities                     19,953        1,527        3,634       25,114           80        25,194
                                        ---------    ---------    ---------     --------     --------     ---------
  Period gap                            $ (18,585)   $   5,491    $  (1,434)    $(14,528)    $ 22,443
                                        =========    =========    =========     ========     ========
  Cumulative gap                        $ (18,585)   $ (13,094)   $ (14,528)    $(14,528)    $  7,915
                                        =========    =========    =========     ========     ========
  Ratio of cumulative gap to total
    earning assets                         (56.13)%     (39.55)%     (43.88)%     (43.88)%      23.91%

  SOURCES AND USES OF FUNDS
                                                                             DECEMBER 31,
                                                     -----------------------------------------------------------
                                                                 2003                          2002
                                                     ----------------------------     --------------------------
                                                                       PERCENT OF                     PERCENT OF
  (Dollars in thousands)                                 AMOUNT          TOTAL           AMOUNT         TOTAL
                                                         ------        ----------        ------       ----------
  Composition of sources
    Demand deposits                                  $     5,012          15.06%      $      4,789         15.53%
    NOW and money market                                  15,851           47.63            12,117         39.30
    Time and savings deposits                              8,414           25.28            10,031         32.55
    Short-term borrowings                                     -               -                  3          0.01
    Other non interest-bearing funds                         148            0.44               143          0.46
    Stockholders' equity                                   3,856           11.59             3,747         12.15
                                                     -----------          ------      ------------        ------
      Total sources                                  $    33,281          100.00%     $     30,830        100.00%
                                                     ===========          ======      ============        ======
  Composition of uses
    Loans(1)                                         $    19,883           59.74%     $     18,468         59.90%
    Investment securities                                  8,187           24.60             8,233         26.70
    Other earning assets                                   2,991            8.99             1,822          5.92
    Other assets                                           2,220            6.67             2,307          7.48
                                                     -----------          ------      ------------        ------
      Total uses                                     $    33,281          100.00%     $     30,830        100.00%
                                                     ===========          ======      ============        ======

(1)  Loan balances stated net of unearned income

SOURCES OF FUNDS

Average sources of funds increased $2,451,000 to $33,281,000 from December 31, 2002 to December 31, 2003. This represents an increase of 7.95% in total average sources of funds. Average NOW and money market deposits increased $3,734,000 or 30.82%. This was partially offset by a decrease of $1,617,000, or 16.12% in time and savings deposits. Average loans increased $1,415,000 or 7.66% while average investment securities decreased $46,000 or 0.56% and other earning assets increased $1,169,000 or 64.16%, to account for the majority of the overall increase of total uses of funds in 2003.

                       DARLINGTON COUNTY BANCSHARES, INC.

                         OFF BALANCE SHEET ARRANGEMENTS

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

                                                             CONTRACT
                                                              AMOUNT
                                                             --------
    Financial instruments whose contract amounts
      represent credit risk at December 31, 2003:
        Commitments to extend credit                       $   4,793,976
                                                           =============

Of these commitments to extend credit, $3,443,012 are at variable rates and $1,350,964 are at fixed rates.

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The disclosure-only provisions of SFAS 148 had no impact on the financial condition of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

                       DARLINGTON COUNTY BANCSHARES, INC.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company's financial position or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS

The required financial statements are included herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this item.

                       DARLINGTON COUNTY BANCSHARES, INC.

ITEM 8A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiary, required to be disclosed in its Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter of 2003, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to affect, those controls.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "ELECTION OF DIRECTORS," "BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "EXECUTIVE OFFICERS" in the Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Bank's fiscal year end, is incorporated herein by reference.

The Company has adopted a code of ethics that applies to principal executive officer, principal financial officer, and controller that meets some, but not all, of the requirements for a "code of ethics," as defined by SEC regulations. The Company intends to adopt a revised code of ethics during the next fiscal year that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 10.  EXECUTIVE COMPENSATION

The information set forth under the captions "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B):

           Exhibit #         Description

              3.1            Articles of  Incorporation  of the Company:  Incorporated  by  reference to Exhibit  3.(I) of the Form
                             8-A filed by the Company with the SEC on March 20, 2000.

              3.2            Bylaws of the Company:  Incorporated by reference to Exhibit 3.(II) of the Form 8-A filed by the
                             Company with the SEC on March 20, 2000.

              4.1            See Exhibits 3.1 and 3.2.

                       DARLINGTON COUNTY BANCSHARES, INC.


             21.1+           Subsidiaries of the Company.

             31.1+           Section 302 Certification of Chief Executive Officer.

             31.2+           Section 302 Certification of Chief Financial Officer.

             32.1+           Section 906 Certification of Chief Executive Officer.

             32.2+           Section 906 Certification of Chief Financial Officer.

               +             Filed with this Form 10-KSB.

(b) Reports on Form 8-K

               None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading "PRINCIPAL ACCOUNTANT FEES AND SERVICES" in the Proxy Statement is incorporated hereby by reference.

                       DARLINGTON COUNTY BANCSHARES, INC.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      DARLINGTON COUNTY BANCSHARES, INC.
      ----------------------------------
              Name of Bank



By:  s/Henry M. Funderburk                      Date:  March 24, 2004
     ----------------------------------                ---------------
     Henry M. Funderburk, President and
     Chief Executive Officer
     (Principal Executive Officer)


By:  s/Ellen Berry                              Date:  March 24, 2004
     -----------------------------------               --------------
     Ellen Berry
     Vice President and Cashier
     (Controller)
     Darlington County Bank


By:  s/Charles A. Hardin                        Date:  March 24, 2004
     ------------------------------------              --------------
     Charles A. Hardin
     Vice President
     (Acting as Chief Financial Officer)
     Darlington County Bank

                       DARLINGTON COUNTY BANCSHARES, INC.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                           SIGNATURE                                   TITLE                          DATE
----------------------------------------------------------        ----------------------        ---------------



s/ R. E. Goodson                                                  Chairman of the Board         March 24, 2004
-----------------------------------------
R. E. Goodson, Sr.


s/ Hubert C. Baker                                                Director                      March 24, 2004
-----------------------------------------
Hubert C. Baker


s/ W. Edwin Dargan                                                Director                      March 24, 2004
-----------------------------------------
W. Edwin Dargan


s/ Raymond Galloway                                               Director                      March 24, 2004
-----------------------------------------
Raymond Galloway


s/ Charles G. Howard                                              Director                      March 24, 2004
-----------------------------------------
Charles G. Howard


s/ Albert L. James, III                                           Director                      March 24, 2004
-----------------------------------------
Albert L. James, III


s/ W. B. McCown, III                                              Director                      March 24, 2004
-----------------------------------------
W. B. McCown, III


s/ G. Clyde Scott                                                 Director                      March 24, 2004
-----------------------------------------
G. Clyde Scott


s/ Eugene A. Vaughn                                               Director                      March 24, 2004
-----------------------------------------
Eugene A. Vaughn


s/ Henry M. Funderburk, III                                       Director and                  March 24, 2004
-----------------------------------------                         President and Chief
Henry M. Funderburk, III                                          Executive Officer
                                                                  Darlington County Bank



                       DARLINGTON COUNTY BANCSHARES, INC.









                                TABLE OF CONTENTS

                                                                                  PAGE NO.

Independent Accountants' Report.......................................................F-2
Consolidated Balance Sheets...........................................................F-3
Consolidated Statements of Income.....................................................F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income..............F-5
Consolidated Statements of Cash Flows.................................................F-6
Notes to Consolidated Financial Statements.........................................F-7-18


                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


The Directors and Stockholders
Darlington County Bancshares, Inc. and Subsidiary
Darlington, South Carolina


We have audited the accompanying consolidated balance sheets of Darlington County Bancshares, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Darlington County Bancshares, Inc. and Subsidiary as of December 31, 2003 and 2002 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2003, in conformity with auditing standards generally accepted in the United States of America.



/s/ Elliott Davis, LLC
Columbia, South Carolina
January 9, 2004

                             DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY

                                        CONSOLIDATED BALANCE SHEETS



                                                                                   DECEMBER 31,
                                                                     -----------------------------------------
                                                                            2003                  2002
                                                                     -------------------   -------------------
ASSETS

Cash and due from banks                                               $       1,378,221        $   1,144,161

                                                                                                     314,713

Federal funds sold                                                            1,368,000            2,386,000

Investment securities held to maturity
     (fair value $86,567 in 2003 and $653,556 in 2002)                           85,353              641,054

Investment securities available for sale                                     11,064,750            5,904,573

Other investments, at cost                                                       50,405               50,405

Loans                                                                        20,542,916           19,015,019

     Less allowance for loan losses                                            (214,621)            (205,728)
                                                                     -------------------   -------------------

            Net loans                                                        20,328,295           18,809,291

Premises and equipment                                                          940,060            1,002,578

Accrued interest receivable                                                     294,530              282,438

Other assets                                                                    133,859               47,021
                                                                     -------------------   -------------------

            Total assets                                              $      35,643,473     $     30,267,521
                                                                     ===================   ===================

Liabilities and stockholders' equity

Deposits
     Demand                                                               $   6,384,380         $  4,606,528
                                                                                                   4,910,391
     Savings and NOW                                                         19,255,759           15,252,327
     Other time                                                               5,928,466            6,344,674
                                                                     -------------------   -------------------

            Total deposits                                                   31,568,605           26,203,529

Other liabilities                                                               101,788              118,311
                                                                     -------------------   -------------------

            Total liabilities                                                31,670,393           26,321,840
                                                                     -------------------   -------------------

Commitments and contingencies - Notes 9 and 14

Stockholders' equity
     Common stock - $.01 par value, 1,000,000 shares authorized,
        158,000 shares issued and outstanding                                     1,580                1,580
     Capital in excess of par value of stock                                  1,617,920            1,617,920
     Retained earnings                                                        2,355,919            2,259,503
     Accumulated other comprehensive income (loss)                              (2,339)               66,678
                                                                     -------------------   -------------------

            Total stockholders' equity                                        3,973,080            3,945,681
                                                                     -------------------   -------------------

            Total liabilities and stockholders' equity                   $   35,643,473         $ 30,267,521
                                                                     ===================   ===================

               The accompanying notes are an integral part of these consolidated financial statements.


                             DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF INCOME



                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------------------
                                                                          2003                 2002                2001
                                                                   -------------------   ------------------  ------------------
INTEREST INCOME
     Loans                                                         $          1,453,502       $  1,427,972       $  1,536,015
     Investment securities
        Taxable                                                               275,830              339,127            285,394
        Exempt from federal income taxes                                       21,346               28,617             31,130
                                                                   -------------------   ------------------  ------------------

            Total interest on investment securities                           297,176              367,744            316,524

     Federal funds sold                                                        31,394               28,964            163,260
     Other                                                                        905                1,104              1,822
                                                                   -------------------   ------------------  ------------------

            Total interest income                                           1,782,977            1,825,784          2,017,621

INTEREST EXPENSE
     Deposits                                                                 374,529              467,994            791,742
                                                                   -------------------   ------------------  ------------------

            Net interest income                                             1,408,448            1,357,790         1,225,879

Provision for loan losses                                                     108,000               70,000            59,992
                                                                   -------------------   ------------------  ------------------

            Net interest income after provision for loan losses             1,300,448            1,287,790         1,165,887

NONINTEREST INCOME
     Service charges on deposit accounts                                      315,104              357,094            309,082
     Gain on sale of available for sale securities                             24,765                 -                  -
     Other service charges and fees                                            10,687               23,241             27,685
                                                                   -------------------   ------------------  ------------------

            Total noninterest income                                          350,556              380,335            336,767

NONINTEREST EXPENSES
     Salaries and employee benefits                                           685,596              663,244            630,724
     Occupancy                                                                 77,322               73,550             69,472
     Furniture and equipment                                                  123,721               96,032             80,147
     Office supplies                                                           55,276               44,997             46,664
     Data processing fees                                                     108,885              146,384            104,622
     Other operating                                                          206,882              171,409            211,477
                                                                   -------------------   ------------------  ------------------

            Total noninterest expenses                                      1,257,682            1,195,616          1,143,106
                                                                   -------------------   ------------------  ------------------

            Income before income taxes                                        393,322              472,509            359,548

PROVISION FOR INCOME TAXES                                                    138,906              151,280            109,100
                                                                   -------------------   ------------------  ------------------

            Net income                                             $          254,416         $    321,229     $      250,448
                                                                   ===================   ==================  ==================

NET INCOME PER SHARE OF COMMON STOCK                               $             1.61         $       2.03     $         1.59
                                                                   ===================   ==================  ==================

               The accompanying notes are an integral part of these consolidated financial statements.


                             DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                               YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001




                                                                       CAPITAL IN                    ACCUMULATED         TOTAL
                                                 COMMON STOCK           EXCESS OF                      OTHER COM-        STOCK-
                                            ------------------------    PAR VALUE       RETAINED       PREHENSIVE       HOLDERS'
                                              SHARES       AMOUNT       OF STOCK        EARNINGS     INCOME (LOSS)       EQUITY
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 2000                     158,000      $ 1,580    $ 1,617,920      $2,003,826       $ (36,369)      $3,586,957
                                                                                                                     ---------------

    Net income                                                                            250,448                          250,448
    Other comprehensive income, net of
       income taxes of $7,715:
       Unrealized gain on securities
           available for sale                                                                               14,982          14,982
                                                                                                                     ---------------
       Comprehensive income                                                                                                265,430
    Cash dividend, $1.00 per share                                                       (158,000)                        (158,000)
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 2001                     158,000       1,580        1,617,920     2,096,274          (21,387)      3,694,387
                                                                                                                     ---------------

    Net income                                                                            321,229                          321,229
    Other comprehensive income, net of
       income tax of $45,367:
       Unrealized gain on securities
           available for sale                                                                               88,065          88,065
                                                                                                                     ---------------
       Comprehensive income                                                                                                409,294
    Cash dividend, $1.00 per share                                                       (158,000)                        (158,000)
                                            -----------  -----------  --------------  -------------  --------------- ---------------


BALANCE, DECEMBER 31, 2002                     158,000        1,580       1,617,920      2,259,503           66,678       3,945,681
                                                                                                                     ---------------
    Net income                                                                             254,416
                                                                                                                           254,416
    Other comprehensive income, net of
       income tax benefit of $1,205:
       Unrealized loss on securities
           available for sale                                                                              (53,415)        (53,415)
          Plus reclassification
    adjustments                                                                                            (15,602)        (15,602)
            for gains included in net
    income
                                                                                                                     ---------------
       Comprehensive income                                                                                                185,399
    Cash dividend, $1.00 per share                                                       (158,000)                        (158,000)
                                            -----------  -----------  --------------  -------------  --------------- ---------------

BALANCE, DECEMBER 31, 2003                     158,000     $ 1,580      $1,617,920    $ 2,355,919         $(2,339)     $ 3,973,080
                                            ===========  ===========  ==============  =============  =============== ===============


               The accompanying notes are an integral part of these consolidated financial statements.

                             DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------------------------
                                                                              2003                2002                2001
                                                                        -----------------  -------------------  -----------------
OPERATING ACTIVITIES
     Net income                                                              $   254,416         $   321,229        $   250,448
     Adjustments to reconcile net income to
        net cash provided by operating activities
        Depreciation                                                              84,466              75,845             70,598
        Amortization and accretion                                                47,211              16,172              5,161
        Provision for loan losses                                                108,000              70,000             59,992
        Gain on sale of securities available for sale                            (24,765)                -                  -
        Loss on sale of premises and equipment                                      -                    -               4,057
        Deferred income taxes                                                     22,350              22,000             36,000
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                     (12,092)            (28,725)            167,667
          Decrease (increase) in other assets                                   (109,188)             94,108            (60,611)
          Increase (decrease) in other liabilities                                 7,474              (1,102)           (40,729)
                                                                        -----------------  -------------------  -----------------
            Cash provided by operating activities                                377,872             569,527            492,583
                                                                        -----------------  -------------------  -----------------

INVESTING ACTIVITIES
     Decrease in federal funds sold                                            1,018,000           1,127,000            907,000
     Proceeds from calls and maturities of investment
        securities held to maturity                                              560,000              75,000                -
     Proceeds from calls and maturities of investment
        securities available for sale                                          4,117,823           7,963,135          6,686,060
     Proceeds from sales of securities available for sale                      1,340,360                 -                  -
     Purchase of investment securities available for sale                    (10,738,119)         (6,122,031)        (9,642,485)
     Net increase in loans                                                    (1,627,004)         (1,454,561)        (1,406,085)
     Proceeds from sale of premises and equipment                                   -                    -                7,384
     Purchases of premises and equipment                                         (21,948)            (15,039)          (270,372)
                                                                        -----------------  -------------------  -----------------
            Cash provided by (used for) investing activities                 (5,350,888)           1,573,504         (3,718,498)
                                                                        -----------------  -------------------  -----------------

FINANCING ACTIVITIES
     Dividends paid                                                             (158,000)           (158,000)          (158,000)
     Increase (decrease) in deposits                                           5,365,076          (1,155,583)         2,609,031
                                                                        -----------------  -------------------  -----------------
            Cash provided by (used for) financing activities                   5,207,076          (1,313,583)         2,451,031
                                                                        -----------------  -------------------  -----------------

                                                                                 234,060             829,448           (774,884)
            Increase (decrease) in cash and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                     1,144,161             314,713          1,089,597
                                                                        -----------------  -------------------  -----------------

CASH AND DUE FROM BANKS, END OF YEAR                                         $ 1,378,221        $  1,144,161         $  314,713
                                                                        =================  ===================  =================

SUPPLEMENTAL DISCLOSURES
     Cash paid for:
        Interest                                                              $  380,875         $   510,806        $   825,097
                                                                        =================  ===================  =================

        Income taxes                                                          $  151,200         $     7,999        $   175,967
                                                                        =================  ===================  =================

               The accompanying notes are an integral part of these consolidated financial statements.


                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      F-18
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES
------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS - Darlington County Bancshares, Inc. (the "Company") was organized in July 1999 for the purpose of being the holding company for Darlington County Bank (the "Bank"). The Company presently engages in no other business than that of owning the Bank, has no employees and operates as one business segment. The Company is subject to regulation by the Federal Reserve Board. The consolidated financial statements include the accounts of the Company and the Bank with all intercompany balances and transactions having been eliminated.

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

USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the statements of income for the periods covered. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks." Cash and cash equivalents have an original maturity of three months or less.

INVESTMENT SECURITIES - The Bank accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at fair value. Unrealized gains or losses are reported as a component of stockholders' equity, accumulated other comprehensive loss, net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held to maturity, the Bank must have the ability and intent to hold the securities to maturity. Trading securities are carried at market value. The Bank has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

LOANS - Interest on loans is accrued into income based upon the interest method. Loan origination and commitment fees and direct loan origination costs are deferred and amortized over the contractual life of the related loans or commitments as an adjustment of the related loan yields.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Allowances for loan losses are subject to review by various regulatory authorities and may be subject to adjustment upon their examination.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES - continued
------------------------------------------------------------------

ACCOUNTING FOR IMPAIRED LOANS - The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 7 years and buildings of 40 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

NON-PERFORMING ASSETS - Loans are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

FORECLOSED REAL ESTATE - Foreclosed real estate is stated at the lower of cost or estimated fair value less estimated costs to sell. Any accrued interest on the related loan at the date of acquisition is charged to operations. Costs relating to the development and improvement of property are capitalized to the extent that such costs do not exceed the estimated fair value less selling costs of the property, whereas those relating to holding the property are charged to expense.

INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense for financial reporting (principally provision for loan losses and depreciation) are recognized differently for income tax purposes. Provisions for deferred taxes are made in recognition of such temporary differences.

ADVERTISING EXPENSE - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $7,474 and $11,072, were included in the Company's results of operations for 2003 and 2002.

NET INCOME PER SHARE - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 158,000 shares in 2003, 2002 and 2001. The Company has no instruments which are dilutive; therefore, only basic net income per share of common stock is presented.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES - continued
------------------------------------------------------------------

RECENTLY ISSUED ACCOUNTING STANDARDS - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The disclosure-only provisions of SFAS No. 148 had no impact on the financial condition of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any effect on the Company's financial position or results of operations.

RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform to the current year presentation. Such changes had no effect on previously reported net income or stockholders' equity.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES - continued
------------------------------------------------------------------

RISKS AND UNCERTAINTIES - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS
------------------------------------------------

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2003 and 2002 were approximately $227,000 and $191,000, respectively.

NOTE 3 - INVESTMENT SECURITIES
------------------------------

The amortized cost and approximate fair value of investment securities, including maturities, are summarized as follows at December 31:

                                                                                         2003
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
                                                                COST             GAINS           LOSSES           VALUE
                                                          ----------------- ---------------- --------------- ----------------

AVAILABLE FOR SALE
------------------
   Federal Agencies
     One to five years                                          $4,496,151          $ 8,125        $  1,776    $ 4,502,500
                                                          ----------------- ---------------- --------------- ----------------

   Mortgage backed
     One to five year                                              885,627             -              5,682         879,945
     Five to ten years                                           5,163,956           16,158          14,573       5,165,541
     After ten years                                               522,559              422           6,217         516,764
                                                          ----------------- ---------------- --------------- ----------------

                                                                 6,572,142           16,580          26,472       6,562,250
                                                          ----------------- ---------------- --------------- ----------------

Total available for sale                                       $11,068,293          $24,705        $ 28,248     $11,064,750
                                                          ================= ================ =============== ================

HELD TO MATURITY
----------------
   State, county and municipal
     Less than one year                                            $85,353           $1,214          $    -       $  86,567
     One to five years                                                                                    -
     Five to ten years                                                                                    -
                                                          ----------------- ---------------- --------------- ----------------

Total held to maturity                                       $      85,353           $1,214          $    -       $  86,567
                                                          ================= ================ =============== ================


                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES - continued
------------------------------

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
                                                                COST             GAINS           LOSSES           VALUE
                                                          ----------------- ---------------- --------------- ----------------

AVAILABLE FOR SALE
------------------
   Federal Agencies
     One to five years                                        $  2,595,000       $   27,266        $   -         $ 2,622,266
                                                          ----------------- ---------------- --------------- ----------------

   Mortgage backed
     Less than one year                                        $   368,524       $    7,640        $   -          $  376,164
     Five to ten years                                           1,487,534           15,792            -           1,503,326
     After ten years                                             1,364,048           38,769            -           1,402,817
                                                          ----------------- ---------------- --------------- ----------------

                                                                 3,220,106           62,201            -           3,282,307
                                                          ----------------- ---------------- --------------- ----------------

Total available for sale                                      $  5,815,106       $   89,467        $   -         $ 5,904,573
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

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

AVAILABLE FOR SALE
                                          LESS THAN                   TWELVE MONTHS
                                        TWELVE MONTHS                   OR MORE                        TOTAL
                                 ---------------------------    ------------------------     ----------------------------
                                                  UNREALIZED                  UNREALIZED                       UNREALIZED
                                    FAIR VALUE       LOSSES      FAIR VALUE      LOSSES        FAIR VALUE         LOSSES
                                    ----------    -----------    ----------   -----------      ----------      ----------
   Federal agencies              $      996,151  $     1,776    $        -   $        -      $     996,151    $     1,776
   Mortgage-backed securities         6,562,250       26,472             -            -          6,562,250         26,472
                                 --------------  -----------    -----------  -----------     -------------    -----------
     Total available for sale    $    7,558,401  $    28,248    $        -   $        -      $   7,558,401    $    28,248
                                 ==============  ===========    ===========  ===========     =============    ===========

Investment securities with an aggregate amortized cost of approximately $1,500,896 ($1,496,602 fair value) at December 31, 2003 and $1,200,000
($1,205,000 fair value) at December 31, 2002, were pledged to secure public deposits and for other purposes. Fair value of investment securities is determined using quoted market prices.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES
--------------------------------------------

Following is a summary of loans by major classification:

                                                                                                      DECEMBER 31,
                                                                                       --------------------------------------
                                                                                              2003                2002
                                                                                       -------------------  -----------------

Real estate - mortgage                                                                       $  9,511,000       $  8,714,000
Real estate - construction                                                                      1,231,000            732,000
Commercial and industrial                                                                       3,755,000          3,797,000
Loans to individuals for household, family and other consumer expenditures                      3,955,000          4,001,000
Agriculture                                                                                       931,000          1,034,000
All other loans, including overdrafts                                                           1,139,526            718,541
Deferred loan origination costs                                                                    20,390             18,478
                                                                                       -------------------  -----------------

                                                                                            $  20,542,916   $     19,015,019
                                                                                       ===================  =================

Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

                                                                      2003             2002                     2001
                                                                -------------------  -------------------  -------------------

Balance, beginning of year                                              $   205,728      $    187,808          $   252,219
Recoveries of loans previously charged against
    the allowance                                                            16,277               786              118,465

                     The allowance

Provision for loan losses                                                   108,000            70,000               59,992
Loans charged against the allowance                                        (115,384)          (52,866)            (242,868)
                                                                -------------------  -------------------  -------------------

Balance, end of year                                              $         214,621       $   205,728        $     187,808
                                                                ===================  ===================  ===================


At December 31, 2003 and 2002, non-accrual loans totaled approximately $71,097 and $58,800, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $5,731 in 2003, $3,900 in 2002, and $1,364 in 2001. No interest was recorded on nonaccrual loans in 2003, 2002 and 2001. As of December 31, 2003 and 2002 the Bank had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 is summarized as follows:


                                                              2003               2002
                                                         ----------------   ---------------

Land and buildings                                            $ 971,923        $   965,625
Furniture, fixtures and equipment                               767,175            768,585
                                                         ----------------   ---------------

                                                              1,739,098          1,734,210
Less accumulated depreciation and amortization                  799,038            731,632
                                                         ----------------   ---------------

                                                              $ 940,060        $ 1,002,578
                                                         ================   ===============

Depreciation and amortization of bank premises and equipment charged to operating expense totaled $84,466 in 2003, $75,845 in 2002, and $70,598 in 2001,
respectively.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEPOSITS
-----------------

At December 31, 2003 and 2002, certificates of deposit of $100,000 or more totaled approximately $906,887 and $773,000, respectively. Interest expense on these deposits was $16,020 in 2003, $30,448 in 2002, and $80,153 in 2001.

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

                  2004                                    $ 5,848,469
                  2005                                         74,671
                  2006 and thereafter                           5,326
                                                     -----------------

                                                          $ 5,928,466
                                                     =================

NOTE 7 - UNUSED LINES OF CREDIT
-------------------------------

At December 31, 2003, the Bank has an unused short-term line of credit to purchase Federal funds from an unrelated bank totaling $2,500,000. This line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw this line at its option.

NOTE 8 - INCOME TAXES

The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31:

                                                     2003                 2002                 2001
                                             -------------------  -------------------  -------------------
Income taxes currently payable
Federal                                              $110,878          $    121,278          $    63,400
State                                                  11,449                15,336                9,700
                                             -------------------  -------------------  -------------------

                                                      122,327               136,614               73,100
                                             -------------------  -------------------  -------------------

Tax consequences of differences
Loan losses                                            23,875                 2,358               13,448
Depreciation                                            2,330                11,360                9,968
Other                                                  (9,626)                  948               12,584
                                             -------------------  -------------------  -------------------

                                                       16,579                14,666               36,000
                                             -------------------  -------------------  -------------------

    Provision                                        $138,906           $   151,280         $    109,100
                                             ===================  ===================  ===================

The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                                  DEFERRED TAX ASSET (LIABILITY)
                                                               --------------------------------------
                                                                      2003                2002
                                                               -------------------  -----------------

Allowance for loan losses                                              $  46,073          $  69,948
Accumulated depreciation                                                 (58,163)           (55,833)
Unrealized gain (loss) on investment securities                            2,665            (28,664)
Other, net                                                                (4,390)           (14,016)
                                                               -------------------  -----------------

                                                                       $ (13,815)        $  (28,565)
                                                               ===================  =================

The net deferred tax asset (liability) is reported in the category of other assets in the balance sheets at December 31, 2003 and 2002.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES - continued
---------------------

The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                      2003                          2002                          2001
                                           ----------------------------  ---------------------------  -----------------------------
                                              AMOUNT            %           AMOUNT           %            AMOUNT            %

  Tax expense at statutory rate                $133,729         34.0%    $   159,700         33.8%      $  122,246         34.0%
  Increase (decrease) in taxes resulting from:
     Tax exempt interest                         (1,123)        (0.28)        (9,700)        (2.05)        (15,600)        (4.32)
     State bank tax (net of federal               7,556          1.92         10,200          2.16          10,000          2.77
         benefit)
     Other - net                                 (1,256)        (0.32)        (8,920)        (1.89)         (7,546)        (2.21)
                                           --------------   -----------  --------------  -----------  ---------------  ------------

       Tax provision                           $138,906         35.32%      $ 151,280        32.02%     $  109,100         30.24%
                                           ==============   ===========  ==============  ===========  ===============  ============

NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK
----------------------------------------------------------

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

                                                                                        CONTRACT
                                                                                         AMOUNT
                                                                                     ----------------
     Financial  instruments  whose  contract  amounts  represent  credit risk at
       December 31, 2003:

          Commitments to extend credit                                                $    4,793,976
                                                                                     ================

Of these commitments to extend credit, $3,443,012 are at variable rates and $1,350,964 are at fixed rates.

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

NOTE 10 - CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
------------------------------------------------------------------

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

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - continued
------------------------------------------------------------------

The fair value of loans is estimated based upon discounted future cash flows at the weighted average rates in the portfolio compared to discounted future cash flows using discount rates comparable to rates currently offered for such loans.

The fair value of deposits is estimated by discounting the amounts payable at the rates currently offered for deposits of similar account types.

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                                 DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                                  2003                                 2002
                                                    -----------------------------------  ------------------------------------
                                                      CARRYING                              CARRYING
                                                       AMOUNT           FAIR VALUE           AMOUNT           FAIR VALUE
                                                    ----------------   ----------------  -----------------  -----------------
Financial assets:
   Cash and due from banks                             $   1,378,221     $   1,378,221        $  1,144,161      $  1,144,161
   Federal funds sold                                      1,368,000         1,368,000           2,386,000         2,386,000
   Investment securities held to maturity                     85,353            86,567             641,054           653,556
   Investment securities available for sale               11,064,750        11,064,750           5,904,573         5,904,573
   Other investments                                          50,405            50,405              50,405            50,405
   Loans, gross                                           20,542,916        20,319,467          19,015,019        19,082,901

Financial liabilities:
   Deposits                                            $  31,568,605    $   31,577,036        $ 26,203,529      $ 26,218,041


                                                          NOTIONAL          FAIR              NOTIONAL             FAIR
                                                           AMOUNT           VALUE              AMOUNT             VALUE
                                                          --------          -----             --------            -----
Commitments to extend credit                           $  4,793,976      $         -     $      3,511,000       $          -

The Company had $4,793,976 of off-balance sheet financial commitments, which are commitments to originate loans and unused lines of credit. Since these obligations are based on current market rates, the carrying amount is considered to be a reasonable estimate of fair value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of December 31, 2003 and 2002. Changes in market interest rates and prepayment assumptions could significantly change the fair value. Therefore, management believes that the foregoing information is of limited value and has no basis for determining whether the fair value presented would be indicative of the value which could be negotiated during an actual sale.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, deferred tax assets and liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RESTRICTIONS ON DIVIDENDS
-----------------------------------

South Carolina banking regulations require that cash dividends paid to shareholders receive the prior written approval of the Commissioner of Banking. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

NOTE 12 - TRANSACTIONS WITH DIRECTORS, OFFICERS AND ASSOCIATES
--------------------------------------------------------------

Directors and officers of the Company and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in the loan transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all officers and directors, including immediate family and business interests, at December 31, 2003 and 2002, were $1,013,954 and $933,807, respectively. During 2003, $253,261 in new loans were made to this group and repayments of $173,114 were received. Deposits by directors, officers and their related interests, as of December 31, 2003 and 2002, approximated $592,995 and $916,348, respectively.

NOTE 13 - RETIREMENT PLAN
-------------------------

The Bank sponsors Simplified Employee Pension (SEP) individual retirement accounts for all officers and employees meeting certain age and service requirements. Contributions are at the discretion of and determined annually by the Board of Directors and are not to exceed the maximum amount deductible under the applicable section of the Internal Revenue Code. Included in expenses are contributions to the retirement plan of $24,152, $24,936, and $26,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2003, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the consolidated financial statements.

NOTE 15 - REGULATORY MATTERS
----------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

                DARLINGTON COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - REGULATORY MATTERS - continued
----------------------------

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                              TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                                  FOR CAPITAL              PROMPT CORRECTIVE
                                                                               ADEQUACY PURPOSES           ACTION PROVISIONS
                                                                          --------------------------- ---------------------------
                                                      ACTUAL                        MINIMUM                     MINIMUM
                                            ----------------------------  --------------------------- ---------------------------
(Dollars in thousands)                          AMOUNT         RATIO        AMOUNT         RATIO         AMOUNT         RATIO
                                            --------------- ------------  ------------ -------------- -------------  ------------

AS OF DECEMBER 31, 2003
Total capital (to risk weighted assets)          $   4,190     17.49%       $   1,916         8.00%       $   2,395      10.0%
Tier 1 capital (to risk weighted assets)             3,976     16.60              958         4.00            1,437      6.00
assets)
Tier 1 capital (to average assets)                   3,976     11.11            1,432         4.00            1,789      5.00

AS OF DECEMBER 31, 2002
Total capital (to risk weighted assets)          $   4,062     19.67%       $   1,653         8.00%        $  2,067      10.0%
Tier 1 capital (to risk weighted assets)             3,857     18.66              827         4.00            1,240      6.00
assets)
Tier 1 capital (to average assets)                   3,857     12.51            1,233         4.00            1,541      5.00

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION
----------------------------------------------

Following is condensed financial information of Darlington County Bancshares, Inc. (parent company only):

                            CONDENSED BALANCE SHEETS
                            ------------------------
                                                                        DECEMBER 31,
                                                          -----------------------------------------
                                                                 2003                  2002
                                                          -------------------   -------------------
ASSETS
     Investment in Bank subsidiary                            $    3,973,080          $  3,945,681
                                                          ===================   ===================

STOCKHOLDERS' EQUITY                                          $    3,973,080          $  3,945,681
                                                          ===================   ===================


                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------

                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                            -----------------------------------------
                                                                   2003                  2002
                                                            -------------------   -------------------

Dividend from bank subsidiary before equity in

     Undistributed net income of bank subsidiary                  $    158,000           $   158,000

Equity in undistributed net income of
     Bank subsidiary                                                    96,416               163,229
                                                            -------------------   -------------------

         Net income                                                $   254,416           $   321,229
                                                            ===================   ===================

----------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                                              FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                           2003                  2002
                                                                                    -------------------   -------------------
OPERATING ACTIVITIES
     Net income                                                                            $  254,416           $   321,229
     Adjustments to reconcile net income to net cash
         provided by operating activities
        Equity in undistributed net income of Bank subsidiary                                 (96,416)             (163,229)
                                                                                    -------------------   -------------------

         Net cash provided by operating activities                                            158,000               158,000

FINANCING ACTIVITY

     Dividends paid                                                                          (158,000)             (158,000)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                                        -                     -
                                                                                    -------------------   -------------------

CASH AND DUE FROM BANKS, END OF YEAR                                                        $     -              $      -
                                                                                    ===================   ===================


