Form 10QSB
period 2004-03-31
DARLINGTON COUNTY BANCSHARES INC
filed 2004-05-12
CIK 1109299

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK - $.01 PAR VALUE; 158,000 SHARES OUTSTANDING ON APRIL 30, 2004


                       DARLINGTON COUNTY BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                                                             MARCH 31,        DECEMBER 31,
   (Dollars in thousands)                                                      2004               2003
                                                                         --------------      -------------
                                                                           (UNAUDITED)
ASSETS Cash and cash equivalents:
   Cash and due from banks                                               $          908      $       1,378
   Federal funds sold                                                             3,818              1,368
                                                                         --------------      -------------
     Total cash and cash equivalents                                              4,726              2,746
                                                                         --------------      -------------

Securities available-for-sale                                                    10,854             11,065
Securities held-to-maturity                                                         597                 85
Nonmarketable equity securities                                                      50                 50
                                                                         --------------      -------------
     Total investment securities                                                 11,501             11,200
                                                                         --------------      -------------

Loans                                                                            20,034             20,543
Less allowance for loan losses                                                      226                215
                                                                         --------------      -------------
     Loans, net                                                                  19,808             20,328
Premises and equipment, net                                                         939                940
Accrued interest receivable                                                         260                295
Other assets                                                                        145                134
                                                                         --------------      -------------
     Total assets                                                        $       37,379      $      35,643
                                                                         ==============      =============
LIABILITIES
Deposits
   Demand                                                                $        5,841     $        6,384
   Savings and NOW                                                               21,660             19,256
   Other time deposits                                                            5,811              5,928
                                                                         --------------      -------------
     Total deposits                                                              33,312             31,568
Accrued interest payable                                                             24                 23
Other liabilities                                                                   134                 79
                                                                         --------------      -------------
     Total Liabilities                                                           33,470             31,670
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 1,000,000 shares authorized,
   158,000 shares issued and outstanding at March 31, 2004
   and December 31, 2003                                                              2                  2
Capital in excess of par value of stock                                           1,618              1,618
Retained earnings                                                                 2,290              2,355
Accumulated other comprehensive loss                                                 (1)                (2)
                                                                         --------------      -------------
     Total stockholders' equity                                                   3,909              3,973
                                                                         --------------      -------------
     Total liabilities and stockholders' equity                          $       37,379      $      35,643
                                                                         ==============      =============

                 See notes to consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
(Dollars in thousands)                                                      2004               2003
                                                                       --------------      -------------
INTEREST INCOME:
   Loans, including fees                                               $          347      $         354
   Investment securities:
     Taxable                                                                       87                 60
     Nontaxable                                                                     4                  7
   Federal funds sold                                                               8                 11
                                                                       --------------      -------------
       Total interest income                                                      446                432
                                                                       --------------      -------------
INTEREST EXPENSE
   Deposits                                                                        85                 93
                                                                       --------------      -------------
       Total interest expense                                                      85                 93
                                                                       --------------      -------------
NET INTEREST INCOME                                                               361                339
Provision for loan losses                                                          18                 18
                                                                       --------------      -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               343                321
                                                                       --------------      -------------
NONINTEREST INCOME
   Service charges on deposit accounts                                             89                 81
   Other service charges, commissions and fees                                      9                  5
                                                                       --------------      -------------
       Total noninterest income                                                    98                 86
                                                                       --------------      -------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                                 163                177
   Data processing                                                                 26                 36
   Occupancy                                                                       20                 19
   Furniture and equipment                                                         25                 27
   Other                                                                           68                 63
                                                                       --------------      -------------
       Total noninterest expense                                                  302                322
                                                                       --------------      -------------
INCOME BEFORE INCOME TAXES                                                        139                 85
Provision for income taxes                                                         46                 28
                                                                       --------------      -------------
NET INCOME                                                             $           93      $          57
                                                                       ==============      =============
EARNINGS PER SHARE
Average shares outstanding                                                    158,000            158,000
                                                                       ==============      =============
Net income                                                             $         0.59      $        0.36
                                                                       ==============      =============
Dividends paid                                                         $         1.00      $        1.00
                                                                       ==============      =============

                See notes to consolidated financial statements.

                                               DARLINGTON COUNTY BANCSHARES, INC.

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                           (UNAUDITED)


(Dollars in thousands, except shares)                                                            ACCUMULATED
                                                                   CAPITAL IN                       OTHER
                                                                   EXCESS OF                     COMPREHENSIVE
                                                   COMMON STOCK    PAR VALUE       RETAINED         INCOME
                                       SHARES         AMOUNT       OF STOCK        EARNINGS         (LOSS)          TOTAL
                                    -----------    -----------    -----------     -----------    -----------    -----------
BALANCE, JANUARY 1, 2003                158,000    $         2    $     1,618     $     2,259    $        67    $     3,946
   Net income for period                      -              -              -              57              -             57
   Other comprehensive income,
     net of tax:
       Unrealized loss on
         securities available
         for sale                             -              -              -               -              5              5
                                                                                                                -----------

       Comprehensive income                                                                                              62
   Cash dividend ($1.00
     per share                                -              -              -            (158)             -           (158)
                                    -----------    -----------    -----------     ------------   -----------    -----------

BALANCE, MARCH 31, 2003                 158,000    $         2    $     1,618     $     2,158    $        72    $     3,850
                                    ===========    ===========    ===========     ===========    ===========    ===========

BALANCE, JANUARY 1, 2004                158,000    $         2    $     1,618     $     2,355    $        (2)   $     3,973
   Net income for period                      -              -              -              93              -             93
   Other comprehensive income,
     net of tax:
       Unrealized gain on
         securities available
         for sale                             -              -              -               -              1              1
                                                                                                                -----------

       Comprehensive income                                                                                              94

   Cash dividend ($1.00
     per share                                -              -              -            (158)             -           (158)
                                    -----------    -----------    -----------     ------------   -----------    -----------

BALANCE, MARCH 31, 2004                 158,000    $         2    $     1,618     $     2,290    $        (1)   $     3,909
                                    ===========    ===========    ===========     ===========    ===========    ===========

                See notes to consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
(Dollars in thousands)                                                           2004               2003
                                                                        --------------      -------------
OPERATING ACTIVITIES
   Net income                                                           $           93      $          57
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Provision for loan losses                                                    18                 18
       Accretion less amortization on investments                                   (3)                -
       Depreciation                                                                 21                 20
       (Increase) decrease in other assets                                          (8)                14
       Increase (decrease) in other liabilities                                     56                (39)
                                                                        --------------      -------------

         Net cash provided by operating activities                                 177                 70
                                                                        --------------      -------------

INVESTING ACTIVITIES
   Increase in federal funds sold                                               (2,450)            (1,989)
   Proceeds from calls and maturities of investment
     securities available for sale                                               2,831              1,587
   Purchase of investment securities available for sale                         (2,584)            (1,018)
   Purchase of investment securities held to maturity                             (512)                -
   Net decrease in loans                                                           502                130
   Purchase of equipment                                                           (20)                -
                                                                        --------------      -------------

         Net cash used for investing activities                                 (2,233)            (1,290)
                                                                        --------------      -------------

FINANCING ACTIVITIES
   Net increase in deposits                                                      1,744              1,501
   Cash dividends paid                                                            (158)              (158)
                                                                        --------------      -------------

         Net cash provided by financing activities                               1,586              1,343
                                                                        --------------      -------------

         Increase (decrease) in cash and cash equivalents                         (470)               123

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                     1,378              1,144
                                                                        --------------      -------------

CASH AND DUE FROM BANKS, END OF PERIOD                                  $          908      $       1,267
                                                                        ==============      =============

CASH PAID DURING THE PERIOD FOR
   Interest                                                             $           84      $          95
                                                                        ==============      =============
   Income taxes                                                         $            -      $          69
                                                                        ==============      =============

                See notes to consolidated financial statements.

                       DARLINGTON COUNTY BANCSHARES, INC.

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

                       DARLINGTON COUNTY BANCSHARES, INC.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of our financial condition as of March 31, 2004 compared to December 31, 2003, and the results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of our business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for our products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks. When relying on forward-looking statements to make decisions with respect to us, investors and others are cautioned to consider these and other risks and uncertainties.

Such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by us with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of us which are not statements of historical fact constitute forward-looking statements.

RESULTS OF OPERATIONS

Net income for the first quarter of 2004 and 2003 was $93,000 and $57,000, respectively. Net income per share for the first quarter of 2004 and 2003 was $.59 and $.36 per share, respectively.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $361,000 and $339,000 for the three months ended March 31, 2004 and 2003, respectively.

Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

                       DARLINGTON COUNTY BANCSHARES, INC.

Average interest-earning assets for the first quarter of 2004 increased by $5,572,945 or 19.12% over the same period in 2003, while average interest-bearing liabilities increased by $4,387,464 or 19.55% comparing the first quarter of 2004 with the first quarter of 2003.


                                                     AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                       2004                                          2003
                                    -----------------------------------------   -------------------------------------------
                                         AVERAGE      INCOME/      ANNUALIZED        AVERAGE        INCOME/      ANNUALIZED
                                         BALANCE      EXPENSE      YIELD/RATE        BALANCE        EXPENSE      YIELD/RATE
Federal funds sold                  $   3,722,110  $     8,000          0.85%   $   3,758,544    $    11,000          1.17%
Investment securities                  10,974,920       91,000          3.33%       6,361,498         67,000          4.22%
Loans                                  20,030,700      347,000          6.95%      19,034,743        354,000          7.46%
                                    -------------  -----------                  -------------    -----------
   Total earning assets             $  34,727,730      446,000          5.14%   $  29,154,785        432,000          5.94%
                                    =============                               =============
   Total interest bearing
     liabilities                    $  26,824,154       85,000          1.27%   $  22,436,690         93,000          1.66%
                                     =============  -----------       -------    =============    -----------     ---------
Net interest spread                                                     3.87%                                         4.28%
Net interest income/margin                         $   361,000          4.16%                    $   339,000          4.66%
                                                   ===========                                   ===========    ==========

As reflected above, for the first three months of 2004, the average yield on earning assets amounted to 5.14%, while the average cost of interest-bearing liabilities was 1.27%. For the same period of 2003, the average yield on earning assets was 5.94% and the average cost of interest-bearing liabilities was 1.66%. The decrease in the yield on earning assets is attributable to a decrease in the yields on all interest earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2004 was 4.16% and for 2003 was 4.66%. This slight decrease was the result of a greater decrease in the rates earned on average interest-earning assets than the rate on interest-bearing deposits.

The following table represents changes in our net interest income which are primarily a result of changes in volume and rates of our interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to a greater increase in the volume of earning assets than in the volume of interest bearing liabilities partially offset by a decrease in rates on earning assets that was slightly larger than the decrease in rates on interest bearing liabilities.

                                                                            ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                                     FOR THE THREE MONTHS ENDED
                                                                                MARCH 31, 2004 VERSUS MARCH 31, 2003
                                                                           VOLUME              RATE             NET CHANGE
                                                                       -------------      --------------      -------------
     Federal fund sold                                                 $          39      $       (3,039)     $      (3,000)
     Investment securities                                                    40,464             (16,464)            24,000
     Loans                                                                    17,951             (24,951)            (7,000)
                                                                       -------------      ---------------     --------------
       Total earning assets                                                   58,454             (44,454)            14,000
       Total interest on interest-bearing liabilities                         (4,645)             (3,355)            (8,000)
                                                                       --------------     ---------------     --------------
     Net interest income                                               $      63,099      $      (41,099)     $      22,000
                                                                       =============      ===============     =============

                       DARLINGTON COUNTY BANCSHARES, INC.

NONINTEREST INCOME

Noninterest income was $98,000 and $86,000 for the three months ended March 31, 2004 and 2003, respectively. Noninterest income increased slightly due to an increase in other service charges, commission and fees and service charges on deposit accounts.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended March 31, 2004 and 2003 were $302,000 and $322,000, respectively. Noninterest expenses decreased primarily due to lower salaries and benefits. Salaries and benefits were lower primarily as a result of the retirement of our former president at year end who was replaced by the Company's executive vice president.

PROVISION FOR LOAN LOSSES

The allowance for loan losses was 1.13% of loans, net of unearned income, as of March 31, 2004 compared to 1.04% as of December 31, 2003. The provision for loan losses was $18,000 for the three months ended March 31, 2004 and 2003, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2004 to meet presently known and inherent risks in the loan portfolio.

FINANCIAL CONDITION

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Bank's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Bank's primary source of funds for credit activities. We believe that the our liquidity sources are adequate to meet our operating needs.

OFF-BALANCE SHEET RISK

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued commitments to extend credit of $4,955,000 through various types of lending agreements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processed.

                       DARLINGTON COUNTY BANCSHARES, INC.

INVESTMENT SECURITIES

Total investment securities increased $301,000 during the first three months of 2004. This increase was due to an increase in securities held-to-maturity of $512,000, net of a decrease in securities available-for-sale of $211,000. A portion of excess funds generated from deposit growth were invested in securities held-to-maturity. As part of our asset-liability management, we purchase municipal securities from time to time and classify them as held-to-maturity. Accordingly, we purchased a $500,000 municipal security during the first three months of 2004.

LOANS

Loans decreased slightly during the first three months of 2004. Net loans decreased $520,000, or 2.56%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans which increased 5.67%, or $213,000 from December 31, 2003 to March 31, 2004. However, decreases in real estate mortgage loans and agriculture loans more than offset this increase. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

                                                      MARCH 31,           DECEMBER 31,
                                                        2004                  2003
                                                 ---------------       ---------------

       Real estate - construction                $     1,127,000       $     1,231,000
       Real estate - mortgage                          9,333,000             9,511,000
       Commercial and industrial                       3,968,000             3,755,000
       Agriculture                                       695,000               931,000
       Consumer and other                              4,911,000             5,115,000
                                                 ---------------       ---------------

                                                 $    20,034,000       $    20,543,000
                                                 ===============       ===============

DEPOSITS

Total deposits increased $1,744,000 or 5.52% to $33,312,000 during the first three months of 2004. The largest increase was in savings and NOW accounts which increased $2,404,000 to $21,660,000 at March 31, 2004. Money market accounts are included in this total and we believe we offer a higher interest rate on money market accounts than do our competitors. Money market accounts are an important source of our deposits and we anticipate continuing to offer competitive rates on such deposits in the near future.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2003 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses. There have been no significant changes in our critical accounting policies since December 31, 2003.

                       DARLINGTON COUNTY BANCSHARES, INC.

CAPITAL RESOURCES

The capital base decreased by $64,000 for the first three months of 2004. This net change includes an increase to equity for net income of $93,000 and an increase in unrealized gain on investment securities of $1,000 offset by cash dividends of $158,000. Our equity to asset ratio was 10.46% on March 31, 2004, as compared to 11.15% on December 31, 2003.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of March 31, 2004, the Bank exceeds the capital requirement levels that are required to be maintained.

                                                     CAPITAL RATIOS (AMOUNTS IN THOUSANDS)
                                 ----------------------------------------------------------------------------------------
                                                                     WELL CAPITALIZED            ADEQUATELY CAPITALIZED
                                           ACTUAL                       REQUIREMENT                     REQUIREMENT
                                 ---------------------------    --------------------------     --------------------------
                                     AMOUNT           RATIO       AMOUNT            RATIO          AMOUNT          RATIO
                                 -----------          ------    -----------         ------     -----------        -------
Total capital (to risk
   weighted assets)              $     4,135          17.23%    $     2,400          10.0%     $     1,920           8.0%
Tier 1 capital (to risk
   weighted assets)              $     3,910          16.29%    $     1,440           6.0%     $       960           4.0%
Tier 1 capital (to
   average assets)               $     3,910          10.54%    $     1,855           5.0%     $     1,484           4.0%

ASSET QUALITY

Nonperforming assets as a percentage of loans and foreclosed property totaled ..29% and .24% as of March 31, 2004 and December 31, 2003, respectively. Nonperforming assets were $59,000 as of March 31, 2004 and $71,097 at December 31, 2003.

EFFECTS OF REGULATORY ACTION

We are not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting   pronouncements   recently  issued  or  proposed  by  the  Financial
Accounting Standards Board are not expected to have a material effect on our financial position.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of March 31, 2004, and, based on such evaluation, our chief executive officer and chief financial officer concluded that such controls and procedures were effective as of March 31, 2004.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                       DARLINGTON COUNTY BANCSHARES, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the three months ended March 31, 2004.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1     Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2     Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1     Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.

     32.2     Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.

(b) Reports on 8-K - No reports on 8-K were filed during the quarter ended March 31, 2004.

                       DARLINGTON COUNTY BANCSHARES, INC.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            DARLINGTON COUNTY BANCSHARES, INC.
---------------------------------------------------
                    Name of Bank



By:  /s/ Henry M. Funderburk                              Date: May 12, 2004
     -------------------------------------------               ---------------
     Henry M. Funderburk, President and
     Chief Executive Officer


By:  /s/ Ellen Berry                                      Date: May 12, 2004
     -------------------------------------------               ---------------
     Ellen Berry
     Vice President and Cashier (Controller)
     Darlington County Bank


By:  /s/ Charles A. Hardin                                Date: May 12, 2004
     -------------------------------------------               ---------------
     Charles A. Hardin, Vice President
     (Acting as Chief Financial Officer)
     Darlington County Bank