Form 10QSB
period 2004-06-30
DARLINGTON COUNTY BANCSHARES INC
filed 2004-08-12
CIK 1109299

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_________

Commission File No. 000-30001

DARLINGTON COUNTY BANCSHARES, INC.
(Exact Name of Registrant as Specified in the Charter)

South Carolina	57-0805621
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

202 Cashua Street
Darlington, S.C. 29532
(Address of Principal Executive Offices)

843.395.1956
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock - $.01 Par Value; 158,000 Shares Outstanding on July 31, 2004

DARLINGTON COUNTY BANCSHARES, INC.

DARLINGTON COUNTY BANCSHARES, INC.

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
	June 30,	December 31,
	2004	2003
(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$1,333	$1,378
Federal funds sold	2,783	1,368
Total cash and cash equivalents	4,116	2,746
Securities available-for-sale	10,565	11,065
Securities held-to-maturity	511	85
Nonmarketable equity securities	50	50
Total investment securities	11,126	11,200
Loans	19,707	20,543
Less allowance for loan losses	(221)	(215)
Loans, net	19,486	20,328
Premises and equipment, net	918	940
Accrued interest receivable	274	295
Other assets	214	134
Total assets	$36,134	$35,643
Liabilities
Deposits
Demand	$5,752	$6,384
Savings and NOW	20,995	19,256
Other time deposits	5,528	5,928
Total deposits	32,275	31,568
Accrued interest payable	23	23
Other liabilities	55	79
Total liabilities	32,353	31,670
Stockholders' equity
Common stock, $.01 par value, 1,000,000 shares authorized,
158,000 shares issued and outstanding at June 30, 2004
and December 31, 2003	2	2
Capital in excess of par value of stock	1,618	1,618
Retained earnings	2,377	2,355
Accumulated other comprehensive loss	(216)	(2)
Total stockholders' equity	3,781	3,973
Total liabilities and stockholders' equity	$36,134	$35,643

See notes to condensed consolidated financial statements.

DARLINGTON COUNTY BANCSHARES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
(Dollars in thousands)	June 30,		June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$697	$713	$350	$359
Investment securities:
Taxable	173	121	86	61
Nontaxable	10	13	6	6
Nonmarketable equity securities	1	-	1	-
Federal funds sold	15	20	7	9
Total interest income	896	867	450	435
Interest expense:
Deposits	164	186	79	93
Total interest expense	164	186	79	93
Net interest income	732	681	371	342
Provision for loan losses	36	42	18	24
Net interest income after provision for loan losses	696	639	353	318
Noninterest income:
Service charges on deposit accounts	170	162	81	81
Gains on sales of securities available-for-sale	-	20	-	20
Other service charges, commissions and fees	19	11	10	6
Total	189	193	91	107
Noninterest expenses:
Salaries and employee benefits	332	356	169	179
Net occupancy expense	40	41	20	22
Furniture and equipment expense	56	54	31	27
Other operating expenses	187	182	93	83
Total	615	633	313	311
Income before income taxes	270	199	131	114
Income tax provision	90	65	44	37
Net income	$180	$134	$87	$77
Per Share
Average shares outstanding	158,000	158,000	158,000	158,000
Net income	$1.14	$0.84	$0.55	$0.48
Dividends paid	$1.00	$1.00	$1.00	$1.00

See notes to condensed consolidated financial statements.

DARLINGTON COUNTY BANCSHARES, INC.

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the six months ended June 30, 2004 and 2003
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income
(Dollars in thousands ,except shares)	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance, December 31, 2002	158,000	$2	$1,618	$2,260	$67	$3,947

Net income for the period				134		134

Other comprehensive loss, net of tax					(12)	(12)

Comprehensive income						122

Cash dividend ($1.00 per share)				(158)		(158)

Balance, June 30, 2003	158,000	$2	$1,618	$2,236	$55	$3,911

Balance, December 31, 2003	158,000	$2	$1,618	$2,355	$(2)	$3,973

Net income for the period				180		180

Other comprehensive loss, net of tax					(214)	(214)

Comprehensive loss						(34)

Cash dividend ($1.00 per share)				(158)		(158)

Balance, June 30, 2004	158,000	$2	$1,618	$2,377	$(216)	$3,781

See notes to condensed consolidated financial statements.

DARLINGTON COUNTY BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$180	$134
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion less amortization on investments	26	-
Depreciation	43	40
Provision for loan losses	36	42
Gain on sales of securities available-for-sale	-	(20)
(Increase) decrease in other assets	3	(39)
Decrease in other liabilities	(24)	(35)
Net cash provided by operating activities	264	122
Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	85	80
Proceeds from sales of investment securities available-for-sale	-	835
Proceeds from calls and maturities of securities available-for-sale	4,283	2,172
Purchase of investment securities available-for-sale	(4,084)	(5,095)
Purchase of investment securities held-to-maturity	(512)	-
Net (increase) decrease in loans	806	(590)
Purchase of equipment	(21)	(2)
Net cash provided by (used for) investing activities	557	(2,600)
Cash flows from financing activities:
Net increase in deposit accounts	707	2,118
Cash dividends paid	(158)	(158)
Net cash provided for financing activities	549	1,960
Net increase (decrease) in cash and cash equivalents	1,370	(518)
Cash and cash equivalents, beginning of period	2,746	3,530
Cash and cash equivalents, end of period	$4,116	$3,012
Supplemental disclosure of cash flow information
Decrease in net unrealized gains on securities available-for-sale	$(214)	$(12)
Cash paid for
Interest	$163	$190
Income taxes	$45	$76

See notes to condensed consolidated financial statements.

DARLINGTON COUNTY BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
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

DARLINGTON COUNTY BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2004 compared to December 31, 2003, and the results of operations for the six and three months ended June 30, 2004 compared to the six and three months ended June 30, 2003. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10_KSB for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004

Our net income for the six months ended June 30, 2004 was $180,000 or $1.14 per share as compared to $134,000 or $0.84 per share for the six months ended June 30, 2003.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of our earnings, was $732,000 and $681,000 for the six months ended June 30, 2004 and 2003, respectively.

Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

DARLINGTON COUNTY BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income - continued

Average interest-earning assets for the six months ended June 30, 2004 increased by $5,137,686 or 17.5% over the same period in 2003, while average interest-bearing liabilities increased by $3,891,586 or 17.0% comparing the six months ended June 30, 2004 and 2003.

	Average Balances, Income and Expenses, and Rates
	Six Months Ended June 30, 2004
	Average	Income/	Annualized
	Balance	Expense	Yield/Rate
Federal funds sold	$3,278,132	$15,000	0.92%
Investment securities	11,244,386	184,000	3.28%
Loans	19,976,971	697,000	7.00%
Total earning assets	$34,499,489	896,000	5.21%
Total interest bearing liabilities	$26,787,757	164,000	1.23%
Net interest spread			3.98%
Net interest income/margin		$732,000	4.26%

	Average Balances, Income and Expenses, and Rates
	Six Months Ended June 30, 2003
	Average	Income/	Annualized
	Balance	Expense	Yield/Rate
Federal funds sold	$3,461,084	$20,000	1.16%
Investment securities	6,825,556	134,000	3.90%
Loans	19,075,162	713,000	7.48%
Total earning assets	$29,361,802	867,000	5.91%
Total interest bearing liabilities	$22,896,171	186,000	1.62%
Net interest spread			4.29%
Net interest income/margin		$681,000	4.64%

As reflected above, for the first six months of 2004 the average yield on earning assets amounts amounted to 5.21%, while the average cost of interest-bearing liabilities was 1.23%. For the same period of 2003, the average yield on earning assets was 5.91% and the average cost of interest-bearing liabilities was 1.62%. The decrease in the yield on earning assets is attributable to a decrease in the yield on all interest earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended June 30, 2004 was 4.26% and for 2003 was 4.64%.

Noninterest Income

Noninterest income for the six months ended June 30, 2004 and 2003 was $189,000 and $193,000, respectively. There were no gains on sales of securities during the six months ended June 30, 2004, while there were $20,000 of gains on sales of securities for the six months ended June 30, 2003. Service charges on deposit accounts increased $8,000 or 4.94% to $170,000 when comparing the six months ended June 30, 2004 to 2003.

DARLINGTON COUNTY BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2004 and 2003 were $615,000 and $633,000, respectively. Noninterest expenses decreased primarily due to lower salaries and benefits, which were lower primarily as a result of the retirement of our former president at year end who was replaced by our executive vice president.

Provision for Loan Losses

The allowance for loan losses was 1.12% of loans as of June 30, 2004, compared to 1.05% at December 31, 2003. The provision for loan losses was $36,000 and $42,000 for the six months ended June 30, 2004 and 2003, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2004 to meet presently known and inherent risks in the loan portfolio.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004

Our net income for the second quarter of 2004 was $87,000 or $0.55 per share compared to $77,000 or $0.48 per share for the second quarter of 2003.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of our earnings, was $371,000 and $342,000 for the quarters ended June 30, 2004 and 2003, respectively.

Noninterest Income

Noninterest income for the three months ended June 30, 2004 and 2003 was $91,000 and $107,000, respectively. Noninterest income decreased from the prior year due to not having any gains on sales of securities for the quarter ended June 30, 2004, while there were $20,000 gains on sales of securities for the quarter ended June 30, 2003. Service charges on deposit accounts had no change for the three months ended June 30, 2003 compared to the same period in 2004.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2004 and 2003 were $313,000 and $311,000, respectively. Noninterest expenses increased due to increased furniture and fixtures expense and other operating expenses, partially offset by decreases in salaries and employee benefits. These increases were due to the normal growth of our bank.

Provision for Loan Losses

The provision for loan losses was $18,000 and $24,000 for the three months ended June 30, 2004 and 2003, respectively.

DARLINGTON COUNTY BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

FINANCIAL CONDITION

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Management believes that our liquidity sources are adequate to meet our operating needs. However, we have approximately $2,500,000 of unused lines of credit to purchase federal funds should additional funding sources be needed.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $5,038,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Investment Securities

Total investment securities decreased $74,000 during the first six months of 2004. This decrease was due to a decrease in securities available-for-sale of $500,000, partially offset by an increase in securities held-to-maturity of $426,000. Excess funds generated from deposit growth were invested in securities held-to-maturity.

Loans

Loans decreased slightly during the first six months of 2004. Net loans decreased $842,000 or 4.14%, during the period. As shown below, the main component of the decrease in the loan portfolio was real estate-mortgage loans which decreased $463,000, or 4.87%, from December 31, 2003 to June 30, 2004. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
	2004	2003
Real estate - construction	$1,382,000	$1,231,000
Real estate - mortgage	9,048,000	9,511,000
Commercial and industrial	3,537,000	3,755,000
Agriculture	921,000	931,000
Consumer and other	4,819,000	5,115,000
	$19,707,000	$20,543,000

Deposits

Total deposits increased $707,000 or 2.24% to $32,275,000 during the first six months of 2004. The largest increase was in savings and NOW accounts which increased $1,739,000 to $20,995,000 at June 30, 2004. Money market accounts are included in this total and we believe we offer a higher interest rate on money market accounts than do our competitors. Money market accounts are an important source of our deposits and we anticipate continuing to offer competitive rates on such deposits in the near future.

DARLINGTON COUNTY BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources

Our capital base decreased by $192,000 during the first six months of 2004. This net change includes an increase to equity for net income of $180,000 offset by a decrease in unrealized gains on investment securities of $214,000 and cash dividends paid of $158,000.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of June 30, 2004, we exceed the capital requirement levels that are to be maintained.

			Well Capitalized Requirement		Adequately Capitalized Requirement
	Actual
( Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$4,218	18.04%	$2,339	10.0%	$1,871	8.0%
Tier 1 capital (to risk weighted assets)	$3,997	17.09%	$1,403	6.0%	$935	4.0%
Tier 1 capital (to average assets)	$3,997	10.92%	$1,830	5.0%	$1,464	4.0%

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use, which we believe to be reasonable under the circumstances, are based on the historical experience and other factors. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

Effects of Regulatory Action

Our management is not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

Item 3. Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of June 30, 2004, and, based on such evaluation, our chief executive officer and chief financial officer concluded that such controls and procedures were effective as of June 30, 2004.

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

DARLINGTON COUNTY BANCSHARES, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiary is a party to which any of their property is the subject.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual shareholders' meeting of Darlington County Bancshares, Inc. was held on April 20, 2004. Of the 158,000 outstanding shares, 80,798 were either voted in person or by proxy. At the meeting the following directors were elected for three-year terms:

	Number of Votes	Number of Votes	Number of Votes
	For	Against	Abstained

Raymond L. Galloway	80,478	-	320
R.E. Goodson, Sr.	80,368	-	430
Charles G. Howard	80,368	-	430

The Company has a "staggered" board of directors, and the following directors continued in office after the meeting: W. Edwin Dargan, Albert L. James, III, W.B. McCown, III, Hubert C. Baker, G. Clyde Scott, Eugene A. Vaughan, and Henry M. Funderburk, III.

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

(b)    Reports on 8-K

 No reports on 8-K were filed during the quarter ended June 30, 2004.

DARLINGTON COUNTY BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLINGTON COUNTY BANCSHARES, INC.
Name of Bank

By: /s/ Henry M. Funderburk	Date: 8/10/04
Henry M. Funderburk, President and
Chief Executive Officer

By: /s/ Ellen Berry	Date: 8/10/04
Ellen Berry
Vice President and Cashier (Controller)
Darlington County Bank

By: /s/ Charles A. Hardin	Date: 8/10/04
Charles A. Hardin, Vice President
Darlington County Bank
(Performing the Functions of Chief Financial Officer
of Darlington County Bancshares, Inc.)