Form 10QSB
period 2004-09-30
DARLINGTON COUNTY BANCSHARES INC
filed 2004-11-15
CIK 1109299

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

               TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
---                    THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.:  000-30001


                       DARLINGTON COUNTY BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

                      South Carolina                 57-0805621
                (State or other jurisdiction      (I.R.S. Employer
            of incorporation or organization)     Identification No.)

                                202 CASHUA STREET
                        DARLINGTON, SOUTH CAROLINA 29532
                         (Address of principal executive
                          offices, including zip code)

                                 (843) 656-5000
                (Issuer's telephone number, including area code)
                ________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO
                                     ---      ---

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    158,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF OCTOBER 31, 2004

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                           DARLINGTON COUNTY BANCSHARES, INC.

                                                         INDEX

PART I. -   FINANCIAL INFORMATION                                                                              PAGE NO.
---------------------------------                                                                              --------

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003 . . . . . . . . . .      3

            Condensed Consolidated Statements of Operations -
              Nine months ended September 30, 2004 and 2003 and three months ended September 30, 2004 and 2003 .      4

            Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
              Nine months ended September 30, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . .      5

            Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003. . .      6

            Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .      7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . .   8-13

Item 3.     Controls and Procedures . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

PART II. -  OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . .     13

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . .     13

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

Item 6.     Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                                 DARLINGTON COUNTY BANCSHARES, INC.

                                    CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2004             2003
                                                                ---------------  --------------
(Dollars in thousands)                                            (UNAUDITED)

ASSETS
Cash and cash equivalents:
  Cash and due from banks                                       $        3,555   $       1,378
  Federal funds sold                                                     2,250           1,368
                                                                ---------------  --------------
    Total cash and cash equivalents                                      5,805           2,746
                                                                ---------------  --------------
Securities available-for-sale                                           11,490          11,065
Securities held-to-maturity                                                511              85
Nonmarketable equity securities                                             50              50
                                                                ---------------  --------------
    Total investment securities                                         12,051          11,200
                                                                ---------------  --------------
Loans                                                                   20,773          20,543
Less allowance for loan losses                                            (234)           (215)
                                                                ---------------  --------------
    Loans, net                                                          20,539          20,328
Premises and equipment, net                                                894             940
Accrued interest receivable                                                266             295
Other assets                                                               126             134
                                                                ---------------  --------------
    Total assets                                                $       39,681   $      35,643
                                                                ===============  ==============

LIABILITIES
Deposits
  Demand                                                        $        5,592   $       6,384
  Savings and NOW                                                       24,661          19,256
  Other time deposits                                                    5,319           5,928
                                                                ---------------  --------------
    Total deposits                                                      35,572          31,568

Accrued interest payable                                                    22              23
Other liabilities                                                           58              79
                                                                ---------------  --------------
    Total liabilities                                                   35,652          31,670

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 1,000,000 shares authorized,
  158,000 shares issued and outstanding at September 30, 2004
  and December 31, 2003                                                      2               2
Capital in excess of par value of stock                                  1,618           1,618
Retained earnings                                                        2,462           2,355
Accumulated other comprehensive loss                                       (53)             (2)
                                                                ---------------  --------------
    Total stockholders' equity                                           4,029           3,973
                                                                ---------------  --------------
    Total liabilities and stockholders' equity                  $       39,681   $      35,643
                                                                ===============  ==============

                             See notes to consolidated financial statements.

                                   DARLINGTON COUNTY BANCSHARES, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                        NINE MONTHS ENDED     THREE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                      ---------------------------------------------
(Dollars in thousands)                                  2004        2003       2004        2003
                                                      ---------  ----------  ---------  -----------

INTEREST INCOME:
  Loans, including fees                               $   1,050  $    1,090  $     353  $       377
  Investment securities:
    Taxable                                                 264         184         91           63
    Nontaxable                                               14          20          4            7
    Nonmarketable equity securities                           1           -          -            -
  Federal funds sold                                         24          27         9             7
                                                      ---------  ----------  ---------  -----------
      Total interest income                               1,353       1,321        457          454
                                                      ---------  ----------  ---------  -----------

INTEREST EXPENSE:
  Deposits                                                  246         284         82           98
                                                      ---------  ----------  ---------  -----------
      Total interest expense                                246         284         82           98
                                                      ---------  ----------  ---------  -----------
NET INTEREST INCOME                                       1,107       1,037        375          356
Provision for loan losses                                    54          72         18           30
                                                      ---------  ----------  ---------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,053         965        357          326
                                                      ---------  ----------  ---------  -----------

NONINTEREST INCOME:
  Service charges on deposit accounts                       257         240         87           78
  Gains on sales of securities available-for-sale             -          20          -            -
  Other service charges, commissions and fees                32          17         13            6
                                                      ---------  ----------  ---------  -----------
      Total                                                 289         277        100           84
                                                      ---------  ----------  ---------  -----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                            503         539        171          183
  Net occupancy expense                                      63          62         23           21
  Furniture and equipment expense                            85          83         29           29
  Other operating expenses                                  293         276        106           94
                                                      ---------  ----------  ---------  -----------
      Total                                                 944         960        329          327
                                                      ---------  ----------  ---------  -----------

INCOME BEFORE INCOME TAXES                                  398         282        128           83
Income tax provision                                        133          94         43           29
                                                      ---------  ----------  ---------  -----------

NET INCOME                                            $     265  $      188  $      85  $        54
                                                      =========  ==========  =========  ===========

PER SHARE
AVERAGE SHARES OUTSTANDING                              158,000     158,000    158,000      158,000
                                                      =========  ==========  =========  ===========
NET INCOME                                            $    1.68  $     1.19  $    0.54  $      0.34
                                                      =========  ==========  =========  ===========
DIVIDENDS PAID                                        $    1.00  $     1.00  $    1.00  $      1.00
                                                      =========  ==========  =========  ===========

                             See notes to consolidated financial statements.

                                 DARLINGTON COUNTY BANCSHARES, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                         (UNAUDITED)

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                                 COMPRE-
                                     COMMON STOCK     ADDITIONAL                 HENSIVE
                                   ----------------    PAID-IN     RETAINED      INCOME
(Dollars in thousands)             SHARES   AMOUNT     CAPITAL     EARNINGS      (LOSS)       TOTAL
                                   -------  -------  -----------  ----------  -------------  -------

BALANCE, DECEMBER 31, 2002         158,000  $     2  $     1,618  $   2,260   $         67   $3,947

Net income for the period                                               188                     188

Comprehensive income, net of tax                                                      (179)    (179)
                                                                                             -------

Comprehensive income                                                                              9
                                                                                             -------

Cash dividend ($1.00 per share)                                        (158)                   (158)
                                   -------  -------  -----------  ----------  -------------  -------

BALANCE, SEPTEMBER 30, 2003        158,000  $     2  $     1,618  $   2,290   $       (112)  $3,798
                                   =======  =======  ===========  ==========  =============  =======

BALANCE, DECEMBER 31, 2003         158,000  $     2  $     1,618  $   2,355   $         (2)  $3,973

Net income for the period                                               265                     265

Comprehensive income, net of tax                                                       (51)     (51)
                                                                                             -------

Comprehensive income                                                                            214
                                                                                             -------

Cash dividend ($1.00 per share)                                        (158)                   (158)
                                   -------  -------  -----------  ----------  -------------  -------

BALANCE, SEPTEMBER 30, 2004        158,000  $     2  $     1,618  $   2,462   $        (53)  $4,029
                                   =======  =======  ===========  ==========  =============  =======

                             See notes to consolidated financial statements.

                                 DARLINGTON COUNTY BANCSHARES, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        -----------------------
(Dollars in thousands)                                                     2004        2003
                                                                        ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $     265   $      188
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                             65           61
      Provision for loan losses                                                54           72
      Amortization less accretion on investments                               34           31
      Gain on sales of securities available-for-sale                            -          (16)
      Loss on sale of equipment                                                 2            -
      (Increase) decrease in other assets                                      15         (103)
      Increase (decrease) in other liabilities                                (22)          75
                                                                        ----------  -----------
        Net cash provided by operating activities                             413          308
                                                                        ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities held-to-maturity                      85          560
  Proceeds from sales of investment securities available-for-sale               -          835
  Proceeds from calls and maturities of securities available-for-sale       4,597        3,794
  Purchase of investment securities available-for-sale                     (5,084)      (7,245)
  Purchase of investment securities held-to-maturity                         (512)           -
  Net increase in loans                                                      (265)      (1,723)
  Purchase of equipment                                                       (22)         (17)
  Proceeds from sale of equipment                                               1            -
                                                                        ----------  -----------
        Net cash provided (used) by investing activities                   (1,200)      (3,796)
                                                                        ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                          4,004        6,307
  Cash dividends paid                                                        (158)        (158)
                                                                        ----------  -----------
        Net cash provided (used) for financing activities                   3,846        6,149
                                                                        ----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   3,059        2,661

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              2,746        3,530
                                                                        ----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   5,805   $    6,191
                                                                        ==========  ===========

CASH PAID FOR
  Interest                                                              $     246   $      288
                                                                        ==========  ===========

  Income taxes                                                          $      78   $      113
                                                                        ==========  ===========

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

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                        DARLINGTON COUNTY BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2003 Annual Report of Darlington County Bancshares, Inc. Results of operations for the nine months ending September 30, 2004 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

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


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004
------------------------------------------------------------

The Company's net income for the nine months ended September 30, 2004 was $265,000 or $1.68 per share as compared to $188,000 or $1.19 per share for the nine months ended September 30, 2003.

NET INTEREST INCOME
-------------------

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,107,000 and $1,037,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase was attributable to an increase in the volume of earning assets and lower cost of funds.

Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

                        DARLINGTON COUNTY BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS - continued
-------------

Average interest-earning assets during the nine months ended September 30, 2004 increased by $7,569,533 or 25.1% over the same period in 2003, while average interest-bearing liabilities increased by $3,567,743 or 15.2% comparing the nine months ended September 30, 2004 and 2003.

                                            AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                  NINE MONTHS ENDED SEPTEMBER 30, 2004
                                        ------------------------------------------------------
                                             AVERAGE            INCOME/         ANNUALIZED
                                             BALANCE            EXPENSE         YIELD/RATE
                                        ------------------  ---------------  -----------------
  Federal funds sold                    $        3,087,299  $        24,000              1.04%
  Investment securities                         14,529,000          279,000              2.56%
  Loans                                         20,103,032        1,050,000              6.96%
                                        ------------------  ---------------
    Total earning assets                $       37,719,331        1,353,000              4.78%
                                        ==================
    Total interest bearing liabilities  $       27,109,141          246,000              1.21%
                                        ==================  ---------------  -----------------
  Net interest spread                                                                    3.57%

  Net interest income/margin                                $     1,107,000              3.91%
                                                            ===============  =================

                                           AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                 NINE MONTHS ENDED SEPTEMBER 30, 2003
                                        ------------------------------------------------------
                                             AVERAGE            INCOME/          ANNUALIZED
                                             BALANCE            EXPENSE          YIELD/RATE
                                        ------------------  ---------------  ------------------

  Federal funds sold                    $        3,343,217  $       27,000                1.08%
  Investment securities                          7,248,599         204,000                3.73%
  Loans                                         19,557,982       1,090,000                7.43%
                                        ------------------  ---------------

   Total earning assets                 $       30,149,798       1,321,000                5.83%
                                        ==================
    Total interest bearing liabilities  $       23,541,398         284,000                1.61%
                                        ==================  ---------------  ------------------

  Net interest spread                                                                     4.22%

  Net interest income/margin                                $        1,037,000            4.59%
                                                            ==================  ===============

As reflected above, for the nine months of 2004 the average yield on earning assets amounts amounted to 4.78%, while the average cost of interest-bearing liabilities was 1.21%. For the same period of 2003, the average yield on earning assets was 5.83% and the average cost of interest-bearing liabilities was 1.61%. The decrease in the yield on earning assets is attributable to a decrease in the yield on all interest earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended September 30, 2004 was 3.91% and for 2003 was 4.59%.

NONINTEREST INCOME
------------------

Noninterest income for the nine months ended September 30, 2004 and 2003 was $289,000 and $277,000, respectively. Service charges on deposit accounts increased $17,000 or 7.1% to $257,000 when comparing the nine months ended September 30, 2004 to 2003. This increase was a result of the increase in the volume of deposits over the two periods. Other service charges, commissions and fees also increased $15,000 or 88.2% when comparing the nine months ended September 30, 2004 to 2003. There were no gains on sales of securities during the nine months ended September 30, 2004 as compared to $20,000 during the same period in 2003.

                        DARLINGTON COUNTY BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS -  continued
-------------

NONINTEREST EXPENSES
--------------------

Noninterest expenses for the nine months ended September 30, 2004 and 2003 was $944,000 and $960,000, respectively. Noninterest expenses decreased due to decreases in salaries and employee benefits expense, which were lower primarily as a result of the retirement of our former president at the end of 2003 who was replaced by our executive vice president. Other operating expenses increased by $17,000 during the nine months ended September 30, 2004 when compared to 2003. This increase was primarily a result of costs associated with our efforts to go private.

PROVISION FOR LOAN LOSSES
-------------------------

The allowance for loan losses was 1.13% of loans, as of September 30, 2004 compared to 1.05% at December 31, 2003. The provision for loan losses was $54,000 and $72,000 for the nine months ended September 30, 2004 and 2003, respectively. Management reviews the adequacy of the allowance on an ongoing basis and believes the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2004 to meet presently known and inherent risks in the loan portfolio.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------------------------------

The Company's net income for the third quarter of 2004 was $85,000 or $0.54 per share compared to $54,000 or $0.34 per share for the third quarter of 2003.

NET INTEREST INCOME
-------------------

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $375,000 and $356,000 for the quarters ended September 30, 2004 and 2003, respectively.

NONINTEREST INCOME
------------------

Noninterest income for the three months ended September 30, 2004 and 2003 were $100,000 and $84,000, respectively. Noninterest income increased due to an increase in service charges on deposit accounts from $78,000 for the three months ended September 30, 2003 to $87,000 for the same period in 2004 and a $7,000 increase in other service charges, commissions and fees. The increase in service charges was a result of an increase in the volume of deposits over the two periods.

NONINTEREST EXPENSES
--------------------

Noninterest expenses for the three months ended September 30, 2004 and 2003 were $329,000 and $327,000, respectively. Noninterest expenses increased due to increased occupancy expense and other operating expenses. These increases were due to the normal growth of the Bank.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $18,000 and $30,000 for the three months ended September 30, 2004 and 2003, respectively. The provision was higher during the third quarter of 2003 as management identified some potential problem loans.

                        DARLINGTON COUNTY BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS - continued
-------------

FINANCIAL CONDITION
-------------------

LIQUIDITY
---------

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

OFF-BALANCE SHEET RISK
----------------------

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $4,782,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

INVESTMENT SECURITIES
---------------------

Total investment securities increased $851,000 during the first nine months of 2004. This increase was due to an increase in securities available for sale of $425,000, and an increase in securities held-to-maturity of $426,000. A portion of excess funds generated from deposit growth were invested in securities available for sale and securities held-to-maturity.

LOANS
-----

Loans increased slightly during the first nine months of 2004. Net loans increased $211,000, or 1.04%, during the period. As shown below, the main components of growth in the loan portfolio were real estate-construction loans which increased 37.9%, or $467,000, and real estate mortgage loans which increased $162,000, or 1.7%, from December 31, 2003 to September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

                                SEPTEMBER 30,   DECEMBER 31,
                                     2004           2003
                                --------------  -------------

    Real estate - construction  $    1,698,000  $   1,231,000
    Real estate - mortgage           9,673,000      9,511,000
    Commercial and industrial        3,428,000      3,755,000
    Agriculture                      1,040,000        931,000
    Consumer and other               4,934,000      5,115,000
                                --------------  -------------
                                $   20,773,000  $  20,543,000
                                ==============  =============

                        DARLINGTON COUNTY BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS -  continued
-------------

DEPOSITS
--------

Total deposits increased $4,004,000 or 12.7% to $35,572,000 during the first nine months of 2004. The largest increase was in savings and NOW accounts which increased $5,405,000 to $24,661,000 at September 30, 2004. We offer a higher interest rate on money market accounts than do our competitors. Money market account are an important source of our deposits and we anticipate continuing to offer competitive rates on such deposits in the near future.

CAPITAL RESOURCES
-----------------

The capital base for the Company increased by $56,000 during the first nine months of 2004. This net change includes an increase to equity for net income of $265,000 offset by a decrease in unrealized gains on investment securities of $51,000 and cash dividends paid of $158,000.

The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of September 30, 2004, the Bank exceeds the capital requirement levels that are to be maintained.

                                                                WELL CAPITALIZED     ADEQUATELY CAPITALIZED
                                                ACTUAL             REQUIREMENT           REQUIREMENT
                                            ---------------  --------------------  -------------------------
  (Dollars in thousands)                    AMOUNT   RATIO     AMOUNT     RATIO      AMOUNT        RATIO
                                            -------  ------  ----------  --------  -----------  ------------
  Total capital (to risk-weighted assets)   $ 4,284  17.32%  $    2,473     10.0%  $     1,978          8.0%

  Tier 1 capital (to risk weighted assets)  $ 4,050  16.38%  $    1,484      6.0%  $       989           .0%

  Tier 1 capital (to average assets)        $ 4,050  10.89%  $    1,860      5.0%  $     1,488          4.0%

Pursuant to an Agreement and Plan of Reoganization dated September 1, 2004, we are effecting a reorganization that will take the Company private by reducing its number of shareholders of record below 300. Under the Plan, record holders of fewer than 100 shares of our common stock will receive $31.00 per share in cash for their shares, while holders of 100 or more shares will retain their shares. We anticipate that we will save approximately $100,000 per year in direct and indirect SEC reporting costs as a result of the Reorganization. We also anticipate that we will incur approximately $62,000 in transaction expenses in effecting the Reorganization, with approximately $161,355 being required to pay for the shares of common stock exchanged for cash. We plan to pay the transaction expenses and capital cost of the Reorganization out of available cash.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

EFFECTS  OF  REGULATORY  ACTION
-------------------------------

Our management is not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

IMPACT OF INFLATION
-------------------

                        DARLINGTON COUNTY BANCSHARES, INC.

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

                        DARLINGTON COUNTY BANCSHARES, INC.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of September 30, 2004, and, based on such evaluation, our chief executive officer and chief financial officer concluded that such controls and procedures were effective as of September 30, 2004.

There were no significant changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                        DARLINGTON COUNTY BANCSHARES, INC.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

There are no material pending legal proceedings to which the Company or its subsidiary is a party to which any of their property is the subject.


ITEM 2.UNREGISTERED SALES OF EQUITYSECURITIES AND USE OF PROCEEDS
-----------------------------------------------------------------

The Company does not have, and did not terminate, an existing stock repurchase program and did not repurchase any of its shares of common stock during the third quarter of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not  Applicable


ITEM 4. SUBMISSION OFMATTERS TO AVOTE OFSECURITYHOLDERS
-------------------------------------------------------

Note  Applicable

ITEM 5. OTHER INFORMATION
-------------------------

None

ITEM 6. EXHIBITS
----------------

     2.1 Agreement and Plan of Reorganization dated September 1, 2004 between Darlington County Bancshares, Inc. and Darlington Interim Corporation (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed with the Commission on November 10, 2004, File No. 000-30001).

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


DARLINGTON COUNTY BANCSHARES, INC.
----------------------------------
Name of Bank


By: /s/HENRY M. FUNDERBURK                               Date: November 12, 2004
    ----------------------------                               -----------------
    Henry M. Funderburk, President and
    Chief Executive Officer



By: /s/ELLEN BERRY                                       Date: November 12, 2004
    ----------------------------                               -----------------
    Ellen  Berry
    Vice President and Cashier (Controller)
    Darlington County Bank



By: /s/CHARLES A. HARDIN                             Date:     November 12, 2004
    ----------------------------                               -----------------
    Charles A. Hardin, Vice President
    Darlington County Bank
    (Performing the Functions of Chief Financial
    Officer of Darlington County Bancshares, Inc.)